Form 10QSB
period 2001-09-30
TABATHA IV INC
filed 2001-11-08
CIK 1111815

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2001, the following shares of common were outstanding: Common Stock, no par value, 9,962,500 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

TABATHA IV, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2001

Tabatha IV, Inc.

(A Development Stage Company)

BALANCE SHEET

Unaudited
ASSETS	September 30,
2001
CURRENT ASSETS
Cash and cash equivalents	$ 5,696
Prepaid legal	-

Total current assets	5,696

TOTAL ASSETS	$ 5,696

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

Total current liabilities	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 9,962,500 shares issued and
outstanding	68,825
Deficit accumulated during the development
stage	(63,129)

5,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,696

The accompanying notes are an integral part of the financial statements.

Tabatha IV, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

		Unaudited	Unaudited
	Inception	for the three	for the three
	(March 17, 2000)	months ended	months ended
	to September 30,	September 30,	September 30,
	2001	2001	2000
REVENUES
Interest income	$ 216	$ 21	$ 57

EXPENSES
Selling, general and administrative	63,345	1,118	150

Total expenses	63,345	1,118	150

NET LOSS	(63,129)	(1,097)	(93)

Accumulated deficit

Balance, beginning of period	-	(62,032)	(44,766)

Balance, end of period	$ (63,129)	$ (63,129)	$ (44,859)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,962,500	9,962,500	9,962,500

The accompanying notes are an integral part of the financial statements.

Tabatha IV, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

		Unaudited	Unaudited
	Inception	for the three	for the three
	(March 17, 2000)	months ended	months ended
	to September 30,	September 30,	September 30,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (63,129)	$ (1,097)	$ (93)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	900	150	150
Stock issued for services	43,525	-	-
Warrants issued for services	13,300		-
Increase in prepaid expenses	-	-	-

Net cash flows from operating activities	(5,404)	(947)	57

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	11,100	-	-

Net cash flows from financing activities	11,100	-	-

NET INCREASE IN CASH
AND CASH EQUIVALENTS	5,696	(947)	57

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	6,643	9,922

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 5,696	$ 5,696	$ 9,979

The accompanying notes are an integral part of the financial statements.

Tabatha IV, Inc..

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2001

NOTE 1. MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared by Tabatha IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

As of September 30, 2001, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended September 30, 2001, the Company's balance sheet reflects current and total assets of $5,696 in the form of cash and cash equivalents, and current liabilities of $0.

The Company believes it has sufficient cash resources to pay the costs associated with compliance with its reporting obligations for the remainder of the current fiscal year. However, it may not have sufficient cash resources to also pay the costs associated with carrying out its business plan of seeking acquisition candidates. Thus, the Company expects to require additional capital during the fiscal year. (See "Need for Additional Financing," below).

Results of Operations

During the period from March 17, 2000 (inception) through September 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $1,097 for the first quarter and a net loss of $63,129 since inception. These losses are primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending June 30, 2002, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for each quarter and for the full fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company believes it will require additional capital either to pay the costs associated with carrying out its plan of operations or to pay the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending June 30, 2002. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

    (b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2001.

    SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    TABATHA IV, INC.

    By: /S/ ROBERT L. SMITH

    Robert L. Smith, President and Director

    By: /S/ DIANE THELEN

    Diane Thelen, Director

    By: /S/ KIP PEDRIE

    Kip Pedrie, Director

    Date: November 8, 2001