Form 10QSB
period 2002-03-31
TABATHA IV INC
filed 2002-05-09
CIK 1111815

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-31765


                            TABATHA IV, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Colorado                                    84-1536520
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1926 S. Oswego Way            Aurora, Colorado                      80014
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (303) 752-4637
________________________________________________________________________________
                 (Registrant's telephone number, including area code)


________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                          Shares  Outstanding
            Class of Securities                              at May 2, 2002
            ___________________                           ___________________

            Common Stock, no par value                           9,962,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               TABATHA IV, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                               March 31, 2002


                                   CONTENTS



         BALANCE SHEET ............................................  F-1

         STATEMENTS OF OPERATIONS .................................  F-2

         STATEMENTS OF CASH FLOWS .................................  F-3

         NOTES TO THE FINANCIAL STATEMENTS ........................  F-4




                                    TABATHA IV, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                    March 31, 2002
                                     (unaudited)


   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   4,328
                                                                      --------
         Total current assets                                            4,328
                                                                      --------

         TOTAL ASSETS                                                $   4,328
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                  $       -



STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, no par value; 100,000,000
      shares authorized; 9,962,500 shares issued
      and outstanding                                                   69,125
   Deficit accumulated during the
      development stage                                                (64,797)
                                                                      --------
                                                                         4,328
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   4,328
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                          F-1


                                     TABATHA IV, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (unaudited)

                        For the
                        Period       For the    For the   For the   For the
                        March 17,    three      three     nine      nine
                        2000         months     months    months    months
                        (Inception)  ended      ended     ended     ended
                        to March     March      March     March     March
                            31,        31,       31,       31,       31,
                            2002       2002      2001      2002      2001
                        -----------  ---------  ---------  ---------  ---------
REVENUES
  Interest income       $       232  $       3  $      33  $      37  $     143

EXPENSES
  Selling, general and
   administrative expense    43,525          -          -          -          -
   Accounting                 2,575        150        195      1,296      1,095
   Legal                      3,781        211        130      1,016      2,117
   Rent                       1,200        150        150        450        450
   Office supplies              648         25          -         40          -
   Non cash compensation     13,300          -          -          -     13,300
                         ----------  ---------  ---------  ---------  ---------
        Total expenses       65,029        536        475      2,802     16,962
                         ----------  ---------  ---------  ---------  ---------
NET LOSS                    (64,797)      (533)      (442)    (2,765)   (16,819)

Accumulated deficit
  Balance,
    beginning of period           -    (64,264)   (61,143)   (62,032)   (44,766)
                         ----------  ---------  ---------  ---------  ---------
  Balance,
        end of period    $  (64,797) $ (64,797) $ (61,585) $ (64,797) $ (61,585)
                         ==========  =========  =========  =========  =========
NET LOSS PER SHARE       $    (0.01) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                         ==========  =========  =========  =========  =========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING             9,962,500   9,962,500  9,962,500  9,962,500  9,962,500
                         ==========  ==========  =========  =========  ========


  The accompanying notes are an integral part of the financial statements.
                                          F-2



                                   TABATHA IV, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                        Period          For the       For the
                                        March 17,       nine          nine
                                        2000            months        months
                                        (Inception) to  ended         ended
                                        March 31,       March 31,     March 31,
                                        2002            2002          2001
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (64,797)  $   (2,765)  $ (16,819)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Rent expense                             1,200          450         450
      Stock issued for services               43,525            -           -
      Warrants issued for services            13,300            -      13,300
      Decrease in prepaid expenses                 -            -          87
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                   (6,772)      (2,315)     (2,982)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -            -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    11,100            -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               11,100            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    4,328       (2,315)     (2,982)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -        6,643       9,922
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      4,328   $    4,328   $   6,940
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          F-3

                                   TABATHA IV, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                   March 31, 2002



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Tabatha IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2001.

                                          F-4



Item 2.  Management's Discussion and Analysis of Financial
         Condition or Plan of Operation

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

Liquidity and Capital Resources

    As of March 31, 2002, the Company remains in the development stage.
Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended March 31, 2002, the Company's balance sheet reflects current and total assets of $4,328 in the form of cash and cash equivalents, and current liabilities of $0.

    The Company does not believe its existing cash resources will be sufficient to pay costs associated with carrying out its plan of operations for the remainder of the fiscal year. Therefore it expects to require additional capital (see "Need for Additional Financing" below) during the fiscal year.

Results of Operations

    During the period from March 17, 2000 (inception) through March 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

    The Company experienced a net loss of $533 for the third quarter and a net loss of $64,797 since inception. These losses are primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws. The Company does not expect to generate and revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performatnce of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Need for Additional Financing

    The Company believes it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending June 30, 2002. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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


                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None


                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: May 6, 2002                                  TABATHA IV, INC.

                                                   By: /s/ ROBERT L. SMITH
                                                   Robert L. Smith
                                                   President and Director


                                                   By: /s/ DIANE THELEN
                                                   Diane Thelen
                                                   Director


                                                   By: /s/ KIP PEDRIE
                                                   Kip Pedrie
                                                   Director