Form 10KSB
period 2002-06-30
TABATHA IV INC
filed 2002-09-17
CIK 1111815

U.S. SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C. 20549


                               Form 10-KSB


(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002.


___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.


                                   TABATHA IV, INC.

                        (Name of small business in its charter)


                          Colorado                          0-31765
(State or other jurisdiction of incorporation)    (Commission File Number)

                                 84-1536520
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

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____




Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___


State issuer's revenue for its most recent fiscal year: $38


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


(Issuers involved in bankruptcy proceedings during the past five years):


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____


(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,962,500 as of August 22, 2002.


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

As of the end of its fiscal year June 30, 2002, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2002.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2002, the Company remains in the development stage. For the fiscal year ended June 30, 2002, the Company's balance sheet reflects current and total assets of $3,983, in the form of cash and cash equivalents, and current liabilities of $0.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from March 17, 2000 (inception) through June 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Tabatha IV, Inc.
(A Development Stage Company)

Report of Independent Public Accountants         F-1

Balance Sheet                                    F-2

Statements of Operations                         F-3

Statement of Stockholders' Equity                F-4

Statements of Cash Flows                         F-5

Notes to Financial Statements                    F-6 to F-7




                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Tabatha IV, Inc.


We have audited the accompanying balance sheet of Tabatha IV, Inc.
(a development stage company) as of June 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001, and for the period from inception (March 17, 2000) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tabatha IV, Inc. as of June 30, 2002, and the results of its operations and cash flows for the years ended June 30, 2002 and 2001, and for the period from inception (March 17, 2000) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


Comiskey & Company
PROFESSIONAL CORPORATION

Denver, Colorado

August 6, 2002

                                     F-1


                                Tabatha IV, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2002



 ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $      3,983
                                                         ------------

  Total current assets                                          3,983
                                                         ------------

  TOTAL ASSETS                                           $      3,983
                                                         ============


 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                      $          -
                                                         ------------

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; 10,000,000
  shares authorized; no shares issued and outstanding               -
 Common stock, no par value; 100,000,000
  shares authorized; 9,962,500 shares issued and
  outstanding at June 30, 2002                                 69,275
 Deficit accumulated during the development
  stage                                                       (65,292)
                                                         ------------

                                                                3,983
                                                         ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $      3,983
                                                         ============


The accompanying notes are an integral part of the financial statements.

                                       F-2


                                 Tabatha IV, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                    For the
                                    Period
                                    March 17,    For the    For the
                                    2000         year       year
                                    (Inception)  ended      ended
                                    to June 30,  June 30,   June 30,
                                        2002        2002      2001
                                    -----------  ---------  ---------
REVENUES
  Interest income                   $       233  $      38  $     165

EXPENSES
  Selling, general and
   administrative                        43,525          -          -
  Accounting                              2,896      1,617      1,279
  Legal                                   3,716        951      2,252
  Rent                                    1,350        600        600
  Office supplies                           738        130          -
  Non-cash compensation                  13,300          -     13,300
                                     ----------  ---------  ---------
        Total expenses                   65,525      3,298     17,431
                                     ----------  ---------  ---------
NET LOSS                                (65,292)    (3,260)   (17,266)

Accumulated deficit
  Balance,
    beginning of period                       -    (62,032)   (44,766)
                                     ----------  ---------  ---------
  Balance,
        end of period                $  (65,292) $ (65,292) $ (62,032)
                                     ==========  =========  =========
NET LOSS PER SHARE                   $    (0.01) $    (NIL) $    (NIL)
                                     ==========  =========  =========
WEIGHTED AVERAGE
  NUMBER OFSHARES
  OUTSTANDING                         9,962,500   9,962,500  9,962,500
                                     ==========  ========== ==========


  The accompanying notes are an integral part of the financial statements.
                                          F-3




                               Tabatha IV, Inc.
                        (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
   For the initial period from inception (March 17, 2000) to June 30, 2002



                                                    Deficit
                                  Common Stock      accumulated
                      Price    -----------------    during the   Total
                      per      Number of            development  stockholders'
                      share    shares     Amount    stage        equity
                      -------  ---------  --------  --------     ---------
Common stock issued
 for cash,
 March 1, 2000        $ 0.005    900,000  $  4,500  $      -     $   4,500

Common stock issued
 for services,
 March 1, 2000          0.005  8,100,000    40,500         -        40,500

Common stock issued
 for services,
 April 1, 2000          0.01     300,000     3,000         -         3,000

Common stock issued
 for cash, April 3,
 2000 through
 May 30, 2000           0.01     660,000     6,600         -         6,600

Common stock issued
 for services,
 May 18, 2000           0.01       2,500        25         -            25

Rent at no charge                      -       150         -           150

Net loss for the
 period ended
 June 30, 2000                         -         -   (44,766)      (44,766)
                               ---------  --------  --------     ---------

Balance, June 30, 2000         9,962,500    54,775   (44,766)       10,009
                               ---------  --------  --------     ---------

Common stock warrants
 issued for services,
 December 4, 2000                      -    13,300         -        13,300

Rent at no charge                      -       600         -           600

Net loss for the
 year ended
 June 30, 2001                         -         -   (17,266)      (17,266)
                               ---------  --------  --------     ---------

Balance, June 30, 2001         9,962,500  $ 68,675  $(62,032)    $   6,643
                               ---------  --------  --------     ---------

Rent at no charge                      -       600         -           600

Net loss for the
 year ended
 June 30, 2002                         -         -    (3,260)       (3,260)
                               ---------  --------  --------     ---------

Balance, June 30, 2002         9,962,500  $ 69,275  $(65,292)    $   3,983
                               =========  ========  ========     =========


The accompanying notes are an integral part of the financial statements.

                              Tabatha IV, Inc.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS


                                        Period
                                        March 17,      For the      For the
                                        2000           year         year
                                        (Inception)    ended        ended
                                        to June 30,    June 30,     June 30,
                                           2002           2002        2001
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (65,292)  $   (3,260)  $ (17,266)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Rent expense                             1,350          600         600
      Stock issued for services               43,525            -           -
      Warrants issued for services            13,300            -      13,300
      Decrease in prepaid expenses                 -            -          87
                                        ------------   ----------   ---------
    Net cash flows from
       operating activities                   (7,117)      (2,660)     (3,279)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                       -            -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    11,100            -           -
                                        ------------   ----------   ---------
    Net cash flows
      from financing activities               11,100            -           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    3,983       (2,660)     (3,279)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -        6,643       9,922
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      3,983   $    3,983   $   6,643
                                        ============   ==========   =========



The accompanying notes are an integral part of the financial statements.

                                Tabatha IV, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002



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

Fiscal Year
The fiscal year of the Company is June 30.

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

Statements of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                                Tabatha IV, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002


1. Summary of Significant Accounting Policies (continued) Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended
June 30, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity
As of June 30, 2002, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 9,962,500 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors. As of June 30, 2002, no preferred shares have been designated or issued.

Warrants to purchase 2,660,000 shares of common stock at .005 per share were issued on December 4, 2000. The warrants were issued for services valued at $13,300. The warrants expire December 3, 2004.

3. Related Party Transactions
As of the date hereof, officers and directors of the Company are the owners of 6,310,000 shares of its issued and outstanding common stock, constituting approximately 63% of the Company's issued and outstanding common stock. The shares were issued for cash and services equal to $0.005 per share.

Officers and directors are reimbursed for all out-of-pocket expenses.

4. Income Taxes
The Company has Federal net operating loss carryforwards of approximately $62,000 expiring between the years 2019 through 2021. The tax benefit of these net operating losses is approximately $13,000 and has been offset by a full allowance for realization. For the year ended June 30, 2002, the allowance increased by $656. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

Part III




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.




The directors and executive officers currently serving the Company are as follows:



Name  Age Positions Held and Tenure
Robert L. Smith 57 President and a Director since March, 2000
Diane Thelen 56 Secretary/Treasurer, and a Director since March 2000 Kip R. Pedrie 43 Director since April, 2000

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


BIOGRAPHICAL INFORMATION

Robert L. Smith

Robert L. Smith, President and a director, has worked in sales, sales management and marketing for over 28 years. Mr. Smith has been Executive Vice President, co-owner and member of the board of directors of Rocky Mountain Securities & Investments, Inc. for 11 years.

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

Kip R. Pedrie

Mr. Pedrie, a director of the Company, has been Vice President of Rocky Mountain Securities & Investments, Inc. for 19 years.

Mr. Pedrie is a director of four other corporations which were incorporated on March 17, 2000, and which were formed to seek acquisitions. He is a director of Tabatha I, Inc., Tabatha II, Inc., Tabatha III, Inc., and Tabatha V, Inc.

Mr. Pedrie attended the University of Northern Colorado, where he majored in finance.

Compliance With Section 16(a) of the Exchange Act.

Mr. Smith, Ms. Thelen, and Mr. Pedrie have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3. They plan to file Form 5 for the fiscal year ending June 30, 2002.

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

                               Number of Shares      Percent of
Name and Address               Owned Beneficially    Class Owned
----------------               ------------------    -----------
Robert L. Smith (1)
P.O. Box 1554
Idaho Springs, Co 80452        3,000,000               30.11%


Kip Pedrie (1)
5873 S. Kenton Way
Englewood, CO 80111-3950       2,970,000           (2) 29.81%


Diane Thelen (1)
1926 S. Oswego Way
Aurora, CO 80014               3,000,000               30.11%


John Ballard
6754 W. Hinsdale Place
Littleton, CO 80128            3,000,000               30.11%


All directors and executive
officers (3 persons)           8,970,000               63.34%


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

10.1 Common Stock Purchase Warrant (incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on September 27, 2001).

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TABATHA IV, INC.

By: /S/ ROBERT L. SMITH
    Robert L. Smith, President and Director


By: /S/ DIANE THELEN
    Diane Thelen, Director


By: /S/ KIP PEDRIE
    Kip Pedrie, Director


Date: September 17, 2002