Form 10QSB
period 2002-09-30
TABATHA IV INC
filed 2002-11-14
CIK 1111815

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                                                          Shares  Outstanding
            Class of Securities                           at October 31, 2002
            ___________________                           ___________________

            Common Stock, no par value                           9,962,500


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___



                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The reviewed financial statements of registrant for the three months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               TABATHA IV, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             September 30, 2002


                                   CONTENTS



         BALANCE SHEET ............................................    1

         STATEMENTS OF OPERATIONS .................................    2

         STATEMENTS OF CASH FLOWS .................................    3

         NOTES TO THE FINANCIAL STATEMENTS ........................    4


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     5

ITEM 3.  Controls and Procedures                                       5

PART II. OTHER INFORMATION                                             6

Signatures                                                             7

Certifications                                                         8




                                    TABATHA IV, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 September 30, 2002
                                     (unaudited)


   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   4,067
                                                                      --------
         Total current assets                                            4,067
                                                                      --------

         TOTAL ASSETS                                                $   4,067
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                  $       -



STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, no par value; 100,000,000
      shares authorized; 9,962,500 shares issued
      and outstanding                                                   69,275
   Deficit accumulated during the
      development stage                                                (65,358)
                                                                      --------
                                                                         4,067
                                                                      --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   4,067
                                                                      ========

       The accompanying notes are an integral part of the financial statements.
                                            1


                                     TABATHA IV, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (unaudited)

                                For the
                                Period         For the        For the
                                March 17,      three          three
                                2000           months         months
                                (Inception)    ended          ended
                                to September   September      September
                                30, 2002       30, 2002       30, 2001
                                -----------    ---------      ---------
REVENUES
  Interest income               $       235    $       2      $      21

EXPENSES
  Selling, general and
   administrative expense            43,525            -          1,118
   Accounting                         2,896            -              -
   Legal                              3,724            8              -
   Rent                               1,500          150              -
   Office supplies                      648            -              -
   Non cash compensation             13,300            -              -
                                 ----------    ---------      ---------
        Total expenses               65,593          158          1,118
                                 ----------    ---------      ---------
NET LOSS                            (65,358)        (156)        (1,097)

Accumulated deficit
  Balance, beginning of period            -      (65,202)       (62,032)
                                 ----------    ---------      ---------
  Balance, end of period         $  (65,358)   $ (65,358)     $ (63,129)
                                 ==========    =========      =========
NET LOSS PER SHARE               $    (0.01)   $    (NIL)     $    (NIL)
                                 ==========    =========      =========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                     9,962,500    9,962,500      9,962,500
                                 ==========    =========      =========


  The accompanying notes are an integral part of the financial statements.
                                            2



                                   TABATHA IV, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                      Period          For the        For the
                                      March 17,       three          three
                                      2000            months         months
                                      (Inception) to  ended          ended
                                      September 30,   September 30,  September 30,
                                      2002            2002           2001
                                      ------------   ----------      ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                            $    (65,358)  $     (156)     $  (1,097)
  Adjustments to reconcile
    net loss to net cash flows
    from operating activities:
      Rent expense                           1,500          150            150
      Stock issued for services             43,525            -              -
      Warrants issued for services          13,300            -              -
                                      ------------   ----------      ---------
    Net cash flows from
       operating activities                 (7,033)          (6)          (947)

CASH FLOWS FROM INVESTING
  ACTIVITIES                                     -            -              -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                  11,100            -              -
                                      ------------   ----------      ---------
    Net cash flows
      from financing activities             11,100            -              -
                                      ------------   ----------      ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  4,067           (6)          (947)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            -        4,073          6,643
                                      ------------   ----------      ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                       $      4,067   $    4,067      $   5,696
                                      ============   ==========      =========


       The accompanying notes are an integral part of the financial statements.
                                            3

                                   TABATHA IV, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 2002



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Tabatha IV, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2002.

                                            4



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

Liquidity and Capital Resources

    As of September 30, 2002, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended September 30, 2002, the Company's balance sheet reflects current and total assets of $4,067 in the form of cash and cash equivalents, and current liabilities of $0.

    The Company does not believe its existing cash resources will be sufficient to pay costs associated with carrying out its plan of operations for the remainder of the fiscal year. Therefore it expects to require additional capital (see "Need for Additional Financing" below) during the fiscal year.

Results of Operations

    During the period from March 17, 2000 (inception) through September 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate.
No revenues were received by the Company during this period.

    The Company experienced a net loss of $156 for the first quarter and a net loss of $65,358 since inception. These losses are primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performatnce of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Need for Additional Financing

    The Company believes it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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


Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                                            5


                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

           99.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             None

                                            6

                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: November 14, 2002                            TABATHA IV, INC.

                                                   By: /s/ ROBERT L. SMITH
                                                   Robert L. Smith
                                                   President and Director


                                                   By: /s/ DIANE THELEN
                                                   Diane Thelen
                                                   Director


                                                   By: /s/ KIP PEDRIE
                                                   Kip Pedrie
                                                   Director


                                            7


                               Certifications

I, Robert L. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tabatha IV, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                                       /s/ ROBERT L. SMITH
                                                           Robert L. Smith
                                               Principal Executive Officer
                                               Principal Financial Officer

                                            8