Form 10QSB
period 2003-09-30
TABATHA IV INC
filed 2004-05-25
CIK 1111815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,962,500 as of September 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ___ No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a)         The unaudited financial statements of registrant as of and for the period ending September 30, 2003 follow.

TABATHA IV, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2003

TABATHA IV

(A Development Stage Company)

BALANCE SHEET

September 30, 2003

(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,112

Total current assets	2,112

TOTAL ASSETS	$ 2,112

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 9,962,500 shares issued and
outstanding	70,025
Deficit accumulated during the development
stage	(67,913)

2,112

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,112

The accompanying notes are an integral part of the financial statements.

TABATHA IV

( A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the period
	from inception	For the three	For the three
	(March 17, 2000)	months ended	months ended
	to September 30,	September 30,	September 30,
	2003	2003	2002
REVENUES
Interest income	$ 238	$ -	$ 2

EXPENSES
Selling, general and administrative expense	43,525	-	-
Accounting	4,649	-	-
Legal	3,724	-	8
Rent	2,100	150	150
Office supplies	853	90	-
Non-cash compensation	13,300	-	-

Total expenses	68,151	240	158

NET LOSS	(67,913)	(240)	(156)

Accumulated deficit

Balance, beginning of period	-	(67,673)	(65,202)

Balance, end of period	$ (67,913)	$ (67,913)	$ (65,358)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,962,500	9,962,500	9,962,500

The accompanying notes are an integral part of the financial statements.

TABATHA IV

( A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the period
	from inception	For the three	For the three
	(March 17, 2000)	months ended	months ended
	to September 30,	September 30,	September 30,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (67,913)	$ (240)	$ (156)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,100	150	150
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-

Net cash flows from operating activities	(8,988)	(90)	(6)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	11,100	-	-

Net cash flows from financing activities	11,100	-	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,112	(90)	(6)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	2,202	4,073

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,112	$ 2,112	$ 4,067

The accompanying notes are an integral part of the financial statements.

TABATHA IV, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

Liquidity and Capital Resources

As of September 30, 2003, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Therefore, for the period ended September 30, 2003, the Company's balance sheet reflects current and total assets of $2,112 in the form of cash and cash equivalents, and current liabilities of $ 0.

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

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA IV, Inc.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: May 25, 2004

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: May 25, 2004