Form 10KSB/A
period 2003-06-30
TABATHA IV INC
filed 2004-06-17
CIK 1111815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

Administrative Offices

The Company currently maintains a mailing address at 1926 S. Oswego Way, Aurora, Colorado 80014, which is the office address of its Secretary. The Company's telephone number there is (303) 752-4637. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent for the use of this mailing address.

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

Tabatha IV, Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of

Tabatha IV, Inc.

We have audited the accompanying balance sheet of Tabatha IV, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations, stockholders'' equity, and cash flows for the years ended June 30, 2003 and 2002, and for the period from inception (March 17, 2000) to June 30, 2003. These financial statements are the responsibility of the Company''s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Denver, Colorado May 10, 2004	Comiskey & Company PROFESSIONAL CORPORATION

Tabatha IV, Inc.

(A Development Stage Company)

BALANCE SHEET

June 30, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,202

Total current assets	2,202

TOTAL ASSETS	$ 2,202

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 9,962,500 shares issued and
outstanding at June 30, 2003	69,875
Deficit accumulated during the development
stage	(67,673)

2,202

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,202

The accompanying notes are an integral part of the financial statements.

Tabatha IV, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(March 17, 2000)	ended	ended
	to June 30,	June 30,	June 30,
	2003	2003	2002
REVENUES
Interest income	$ 238	$ 5	$ 38

EXPENSES
Selling, general and administrative	43,525	-	-
Accounting	4,649	1,753	1,617
Legal	3,724	8	951
Rent	1,950	600	600
Office supplies	763	25	130
Non-cash compensation	13,300	-	-

Total expenses	67,911	2,386	3,298

NET LOSS	(67,673)	(2,381)	(3,260)

Accumulated deficit

Balance, beginning of period	-	(65,292)	(62,032)

Balance, end of period	$ (67,673)	$ (67,673)	$ (65,292)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,962,500	9,962,500	9,962,500

The accompanying notes are an integral part of the financial statements.

Tabatha IV, Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the initial period from inception (March 17, 2000) to June 30, 2003

				Deficit
				accumulated	Total
	Price	Common stock during the			stockholders'
	per	Number of		development	equity
	share	shares	Amount	stage	(deficit)
Common stock issued for cash,
March 1, 2000	$ 0.005	900,000	$ 4,500	$ -	$ 4,500

Common stock issued for services,
March 1, 2000	0.005	8,100,000	40,500	-	40,500

Common stock issued for services,
April 1, 2000	0.01	300,000	3,000	-	3,000

Common stock issued for cash,
April 3, 2000 through May 30, 2000	0.01	660,000	6,600	-	6,600

Common stock issued for services,
May 18, 2000	0.01	2,500	25	-	25

Rent at no charge		-	150	-	150

Net loss for the period ended
June 30, 2000		-	-	(44,766)	(44,766)

Balance, June 30, 2000		9,962,500	54,775	(44,766)	10,009

Common stock warrants issued
for services, December 4, 2000		-	13,300	-	13,300

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2001		-	-	(17,266)	(17,266)

Balance, June 30, 2001		9,962,500	68,675	(62,032)	6,643

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2002		-	-	(3,260)	(3,260)

Balance, June 30, 2002		9,962,500	69,275	(65,292)	3,983

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2003		-	-	(2,381)	(2,381)

Balance, June 30, 2003		9,962,500	$ 69,875	$ (67,673)	$ 2,202

The accompanying notes are an integral part of the financial statements.

Tabatha IV, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(March 17, 2000)	ended	ended
	to June 30,	June 30,	June 30,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (67,673)	$ (2,381)	$ (3,260)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	1,950	600	600
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-

Net cash flows from operating activities	(8,898)	(1,781)	(2,660)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	11,100	-	-

Net cash flows from financing activities	11,100	-	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,202	(1,781)	(2,660)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	3,983	6,643

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,202	$ 2,202	$ 3,983

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

Warrants to purchase 2,660,000 shares of common stock at $0.05 per share were issued on December 4, 2000. The warrants were issued for services valued at $13,300. The warrants expire December 3, 2004. Subsequent to the end of the year, all warrants were surrendered and canceled by the Company.

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

4.         Income Taxes

The Company has Federal net operating loss carryforwards of approximately $68,000 expiring between the years 2019 through 2022. The tax benefit of these net operating losses is approximately $13,000 and has been offset by a full allowance for realization. For the year ended June 30, 2003, the allowance increased by $470. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

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

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: June 16, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: June 16, 2004

By: /S/ DIANE THELEN
Diane Thelen, Secretary and a Director

Date: June 16, 2004