Form 10QSB
period 2004-12-31
TABATHA IV INC
filed 2005-02-18
CIK 1111815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,332,500 as of December 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2004 follow.

TABATHA IV, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

TABATHA IV, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2004

(Unaudited)

ASSETS
December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$ 806

Total current assets	806

TOTAL ASSETS	$ 806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 7,332,500 shares issued and
outstanding	77,050
Deficit accumulated during the development
stage	(76,244)

806

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 806

The accompanying notes are an integral part of the financial statements.

TABATHA IV, INC.

( A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the period
	from inception	For the three	For the three	For the six	For the six
	(March 17, 2000)	months ended	months ended	months ended	months ended
	to December 31,	December 31,	December 31,	December 31,	December 31,
	2004	2004	2003	2004	2003
REVENUES
Interest income	$ 240	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative expense	43,525	-	-	-	-
Accounting	10,499	375	-	3,975	-
Legal	4,614	-	-	-	-
Rent	2,850	150	150	300	300
Office supplies	1,696	530	-	842	90
Non-cash compensation	13,300	-	-	-	-

Total expenses	76,484	1,055	150	5,117	390

NET LOSS	(76,244)	(1,055)	(150)	(5,117)	(390)

Accumulated deficit

Balance, beginning of period	-	(75,189)	(67,913)	(71,127)	(67,673)

Balance, end of period	$ (76,244)	$ (76,244)	$ (68,063)	$ (76,244)	$ (68,063)

NET LOSS PER SHARE		$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING		7,297,174	9,962,500	7,207,609	9,962,500

The accompanying notes are an integral part of the financial statements.

TABATHA IV, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the period
	from inception	For the six	For the six
	(March 17, 2000)	months ended	months ended
	to December 31,	December 31,	December 31,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (76,244)	$ (5,117)	$ (390)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,850	300	300
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-
Changes in assets and liabilities:
Decrease in other receivable	-	-	-
Decrease in accounts payable	-	(1,875)	-

Net cash flows from operating activities	(16,569)	(6,692)	(90)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	17,375	6,275	-

Net cash flows from financing activities	17,375	6,275	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	806	(417)	(90)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,223	2,202

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 806	$ 806	$ 2,112

The accompanying notes are an integral part of the financial statements.

TABATHA IV, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

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

Liquidity and Capital Resources

As of December 31, 2004, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $17,375 from its inside capitalization funds. Consequently, for the period ended December 31, 2004, the Company's balance sheet reflects current and total assets of $806 in the form of cash and cash equivalents, and current liabilities of $ 0.

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

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In December 2004, the Company sold 50,000 shares for $.02 per share.  The proceeds of $1,000 were used for working capital.

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

TABATHA IV, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: February 18, 2005

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: February 18, 2005