Form 10QSB
period 2005-03-31
TABATHA IV INC
filed 2005-05-16
CIK 1111815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,337,500 as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending March 31, 2005 follow.

TABATHA IV, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2005

TABATHA IV, INC.

(A Development Stage Company)

BALANCE SHEET

March 31, 2005

(Unaudited)

March 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 235

Total current assets	235

TOTAL ASSETS	$ 235

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 7,337,500 shares issued and
outstanding	77,300
Deficit accumulated during the development
stage	(77,065)

235

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 235

The accompanying notes are an integral part of the financial statements.

TABATHA IV, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

March 31, 2005

(Unaudited)

	For the period
	from inception	For the three	For the three	For the nine	For the nine
	(March 17, 2000)	months ended	months ended	months ended	months ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2005	2005	2004	2005	2004
REVENUES
Interest income	$ 240	$ -	$ 1	$ -	$ 1

EXPENSES
Selling, general and administrative expense	43,525	-	-	-	-
Accounting	10,799	300	-	4,275	-
Legal	4,614	-	-	-	-
Rent	3,000	150	150	450	450
Office supplies	2,067	371	25	1,213	115
Non-cash compensation	13,300	-	-	-	-

Total expenses	77,305	821	175	5,938	565

NET LOSS	(77,065)	(821)	(174)	(5,938)	(564)

Accumulated deficit

Balance, beginning of period	-	(76,244)	(68,063)	(71,127)	(67,673)

Balance, end of period	$ (77,065)	$ (77,065)	$ (68,237)	$ (77,065)	$ (68,237)

NET LOSS PER SHARE		$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING		7,334,222	9,022,940	7,227,847	9,651,591

The accompanying notes are an integral part of the financial statements.

TABATHA IV, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Inception	For the nine	For the nine
	(March 17, 2000)	months ended	months ended
	to March 31,	March 31,	March 31,
	2005	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (77,065)	$ (5,938)	$ (564)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	3,000	450	450
Stock issued for services	43,525	-	-
Warrants issued for services	13,300		-
Changes in assets and liabilities
Decrease in other receivable
Decrease in accounts payable	-	(1,875)	-

Net cash flows from operating activities	(17,240)	(7,363)	(114)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	17,475	6,375	-

Net cash flows from financing activities	17,475	6,375	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	235	(988)	(114)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,223	2,202

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 235	$ 235	$ 2,088

The accompanying notes are an integral part of the financial statements.

TABATHA IV, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of March 31, 2005, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $17,475 from its inside capitalization funds. Consequently, for the period ended March 31, 2005, the Company's balance sheet reflects current and total assets of $235 in the form of cash and cash equivalents, and current liabilities of $ 0.

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

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2005, the Company sold 5,000 shares for $.02 per share.  The proceeds of $100 were used for working capital.

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

Date: May 13, 2005

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: May 13, 2005