Form 10KSB
period 2005-06-30
TABATHA IV INC
filed 2006-03-23
CIK 1111815

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2005
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 0-31765
Tabatha IV, Inc.
(Name of Small Business Issuer in its Charter)
Colorado	84-1536520
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
2735 Villa Creek, Suite 175, Dallas, Texas 75234
(Address of Principal Executive Offices, Including Zip Code)
(469) 522-6222
(Issuer's Telephone Number, Including Area Code)
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $224,884.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of March 8, 2006, was $-0-.
The number of shares outstanding of the issuer's common equity as of March 8, 2006, was 75,812,500 shares of common stock, no par value.
Documents Incorporated by Reference: (i) Current Report on Form 8-K, date of event: May 13, 2005; and (ii) Current Report on Form 8-K, date of event: September 18, 2005.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


PART I

Item 1.	Description of Business
Corporate Headquarters

Our corporate headquarters are located at 2735 Villa Creek, Suite 175, Dallas, Texas 75234. Our telephone number is (469) 522-6222; our fax number is (469) 522-6225; our company’s web address is www.humanitycapital.com.

Business Acquisition; Change in Control; Change in Business

On May 13, 2005, pursuant to an agreement and plan of reorganization, we acquired all of the outstanding capital stock of Humanity Capital, Inc., a Texas corporation engaged in the temporary staffing industry, by issuing 67,500,000 shares, or approximately 90%, of our common stock to the sole shareholder of Humanity Capital. At the time of this change-in-control transaction, Humanity Capital was 100% owned by Camelle H. Gann. Subsequent to this transaction, Mrs. Gann transferred all of the acquisition shares to her husband, Scott B. Gann. Mr. Gann is our Chairman and controlling shareholder.

Humanity Capital is our only subsidiary and our business operations are conducted exclusively by Humanity Capital. References to “us”, “we” and “our” include Humanity Capital, unless otherwise indicated.

Background

We provide temporary staffing services to the light industrial, hospitality and restaurant industries in the Dallas/Fort Worth, Texas, metro area. We have provided these services since our inception in February 2005.

Our temporary staffing services are designed to improve the productivity and profitability of small and medium-sized businesses, primarily in the light industrial, hospitality and restaurant industries, performing fulfillment, culinary and cleaning tasks. We believe our services offer these businesses payroll certainty and relieve them of many employer-related administrative and regulatory burdens, thereby allowing them to focus on their businesses’ revenue producing activities.

Business Development

We plan to expand our business primarily through the acquisition of private companies in the temporary staffing industry that provide the temporary staffing and related services with which we are familiar. We intend to pursue acquisitions of private staffing companies, first, in our current market, and, next, in other markets. Our management has determined that, by acquiring existing temporary staffing companies, we will become better able to:

-	recruit well-trained, high-quality professionals;
-	expand our service offerings;
-	gain additional industry expertise;
-	broaden our client base; and
-	expand our geographic presence.

To this end, we have recently signed separate letters of intent to acquire either the assets or all outstanding equity securities of three privately-held temporary staffing companies located in the Dallas/Fort Worth metro area. Each of these proposed acquisitions is expected to be made primarily for cash in the total approximate amount of $12,000,000. While we do not currently have the cash reserves to consummate any of these proposed acquisition transactions, our management believes that it has located a lending source that is amenable to financing each of these acquisitions and is currently negotiating the financing terms with respect to each proposed acquisition. We cannot assure you that we will be successful in securing the necessary financing for these transactions.

Our management intends to pursue aggressively acquisition opportunities for the foreseeable future. Future acquisitions may be made by us for cash, shares of our common stock or a combination thereof. We cannot assure you that, with respect to any future acquisition opportunity, required financing will be available to us on acceptable terms. Our management believes it is likely that, after our common stock begins to trade in the public markets, it will be more likely that owners of potential acquisition candidates would be more willing to sell their companies for shares of our common stock rather than for a significant sum of cash, although we cannot assure you that this will be the case. Any potential acquisition made with shares of our common stock would likely require the issuance of large number of our shares, which would have a dilutive effect on our then-current shareholders. We do not, however, anticipate that an acquisition of other temporary staffing companies, if any, would result in a change in control of our company. Nevertheless, should an acquisition result in a change of control, our current management may not be able to implement our current business plan, which could result in a new business plan by the new owners, which business plan may differ or completely deviate from our current business plan. In this circumstance, no assurances can be made of our future operations.

General

We provide human resource services, which include recruiting, training and placement of temporary personnel, to the light industrial, hospitality and restaurant industries. During the first six weeks of 2006, we have averaged 130 temporary staffing employees. Currently, we have approximately 42 client-companies to whom we provide our temporary staffing services.

Temporary staffing companies, in general, provide one or more of three basic services to their client companies: (a) flexible staffing; (b) placement and search; and (c) outplacement services. The temporary staffing industry consists of a number of sectors focusing on business needs that vary widely in duration of assignment and level of technical specialization.

We are a new competitor in the local Dallas/Fort Worth, Texas, metro market, having begun our business in February 2005. Our long-term strategy is to expand first into other major markets within the State of Texas, through organic growth or the acquisition of one or more competitors. Only after our initial expansion plans have been successful will we expand into other states.

Temporary Staffing Services

Since its inception, Humanity Capital has focused on providing our client-companies’ temporary staffing needs, targeting opportunities in a fragmented, growing market that our management believes has been underserved by large, full-service staffing companies. We believe our temporary staffing services provide significant benefits to our client-companies, including the ability to outsource the recruiting and many logistical aspects of their staffing needs and to convert the fixed cost of employees to the variable cost of outsourced services. Our primary payroll administration services and aggregation of statutory and non-statutory employee benefits services include:

-

Payroll Administration Services: we are responsible for our temporary staffing service employees’ payroll and attendance record-keeping, payroll tax deposits, payroll tax reporting, all federal, state, and payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements.

-

Aggregation of Statutory and Non-Statutory Employee Benefit Services: we provide workers’ compensation and unemployment insurance to our temporary staffing service employees. Workers’ compensation is a comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work related injuries and illnesses, regardless of fault and without any co-payment by the employee. Our human resources and claims administration personnel monitor and review workers’ compensation for loss control purposes.

With respect to our temporary staffing personnel, we are the employer of record. As such, we are responsible for compliance with applicable employment regulations, including compliance with workers’ compensation and state unemployment laws. As part of our basic services, we conduct an analysis of a client-company’s human resource needs. This analysis includes the review of employee work schedules and productivity data, among other pertinent data. Based on this analysis, we recommend basic and additional staffing services to a client-company. Thereafter, we recruit, interview and qualify candidates for available positions at our client-company, in line with our recommended staffing strategy.

We provide certain other services to our temporary staffing client-companies on a fee-for-service basis. These services include screening, recruiting, training, workforce deployment, loss prevention and safety training, pre-employment testing and assessment, background searches, compensation program design, customized personnel management reports, job profiling, turnover tracking and analysis, drug testing policy administration, affirmative action plans, opinion surveys and follow-up analysis, and exit interviews and follow-up analysis.

Our temporary staffing employees will, on average, work a 35 hour work week for a client-company, and will, on average, work for a single client-company per month. Our employees work an average of 21 days per month. Each temporary staffing employee is interviewed, tested and screened to meet the various requirements of our client-companies. For long-term and “temp-to-hire” positions, our client-companies will also interview potential employees and select the ones they deem to be best suited for the available positions.

Marketing and Sales

We conduct our marketing and sales efforts from our office in Dallas. Currently, we employ two sales personnel, with the intention of adding additional sales personnel during the first half of 2006. In general, client companies are secured through face-to-face sales and assessment meetings conducted by sales personnel.

Our organic growth model, once our company matures, generates sales leads from five primary sources: direct sales efforts, advertising, referrals, marketing alliances and the Internet. These leads are expected to result in initial presentations to prospective client-companies and, ultimately, a predictable number of client-company census reports. A prospective client-company’s census report reflects information gathered by the sales representative about the prospect’s employees. From this information, we would present our bid and attempt to secure the prospect’s business.

Customers

We serve client-companies located in Dallas, Tarrant and Collin Counties in the Dallas/Fort Worth metro market. Since our inception, our average weekly number of employees has increased steadily, as follows:

Month/Year	Average Weekly Number of Employees
February 2005	10
March 2005	33
April 2005	47
May 2005	89
June 2005	112
July 2005	95
August 2005	135
September 2005	146
October 2005	142
November 2005	145
December 2005	165
January 2006	160
February 2006	191
Our revenues have grown proportionately during the months listed above. However, we have yet to earn a profit.

We currently have temporary staffing agreements with approximately 42 client-companies. Our five largest client-companies are: HS Floral, Duro Metals, General Aluminum, Action Windoor and Dexas International.

It is our strategy to diversify our base of client-companies, in an effort to minimize the effects of a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

We focus heavily on client-company retention. Since our inception, our client-company retention record has been reasonably strong. However, due to our short operating history, it is difficult to provide any prediction with respect to our future client-company retention rates.

Competition

The temporary staffing services industry is highly fragmented, with few barriers to entry and new competitors frequently entering the market. We compete in our market with small, local providers (including Sterling Personnel, Tex Staff, Royal Staffing and H. Rosllin Staffing), regional providers (including StaffForce) and national providers (including Snelling Personnel, Addeco, S.A., Spherion, Kelly Services, Inc. and Manpower, Inc.). A large percentage of our competitors possess greater marketing, financial and other resources than do we. We may not be able to compete successfully in our market.

Our management believes that, by focusing primarily on customer service, we enjoy a competitive advantage over many of our competitors that attempt to provide a broader range of staffing services. We also believe that by targeting small and medium-sized businesses, we can gain certain competitive advantages. However, we cannot assure you that this will be the case.

We believe that several factors contribute to obtaining and retaining client-companies in the temporary staffing industry. These factors include an ability to understand clients-companies’ temporary staffing requirements, the ability to provide the correct number of employees on time, the ability to monitor job performance and the ability to offer competitive prices. We believe we offer competitive temporary staffing services.

To attract qualified candidates for flexible employment assignments, companies like Humanity Capital must offer competitive wages, positive work environments, flexibility of work schedules, an adequate number of available work hours and, in some cases, vacation and holiday pay. Our management believes that we are reasonably competitive in these aspects of our business, although we cannot assure you that we will maintain a competitive standing in the future.

Industry Regulation
Overview.

As an employer, we are subject to federal, state and local laws and regulations that govern employer-employee relationships and affect businesses generally. These laws and regulations relate to our employees at client-company work sites. We assume the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our employees. Our payroll tax liability for the three months ended December 31, 2005, was $74,119. Currently, we are delinquent with respect to these federal payroll tax liabilities.

Employee Benefit Plans.

In the future, we plan to offer various benefit plans to our temporary staffing employees. These plans may include a multiple-employer retirement plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. We have not established a specific timetable for the implementation of any such employee benefit plan.

Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In order to qualify for favorable tax treatment under the Internal Revenue Code, benefit plans must be established and maintained by an employer for the exclusive benefit of that employer’s employees. It is possible that, upon examination, the IRS could determine that we were not the employer of our temporary staffing employees under Internal Revenue Code provisions applicable to employee benefit plans. If this circumstance were to arise, those employees affected would be unable to qualify for tax-favored contributions to our multiple-employer retirement plans or cafeteria plan, assuming they are established by us. If such determination were applied retroactively, employees’ vested account balances could become taxable immediately, we could lose our tax deduction to the extent the contributions were not vested, the plan trust could become a taxable trust and penalties could be assessed. In such a scenario, we could face the risk of potential litigation initiated by one or more of our client-companies. Any such retroactive application by the IRS of an adverse determination could have a material and adverse effect on our financial position, results of operations and liquidity.

ERISA also governs employee pension and welfare benefit plans. The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. If we were found not to be an employer for ERISA purposes, our employee benefit plans would not be covered by ERISA. As a result of such a finding, we and our employee benefit plans would not enjoy the preemption of state law provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common law.

Workers’ Compensation.

Workers’ compensation is a comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers’ compensation coverage for employees, employers are generally immune from any liability for benefits in excess of those provided by the relevant state statutes. In most states, the extensive benefits coverage for both medical costs and lost wages is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds, self-insurance funds, or, if permitted by the state, employer self-insurance. Workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

We record our Texas state unemployment tax expense based on taxable wages and tax rates assigned by the State of Texas. Texas unemployment tax rates have increased over the last several years and are expected to continue to increase, though no prediction in this regard can be made.

Corporate Office Employees
Currently, we have nine corporate office and sales employees and believe our relations with these employees to be good. None is covered by a collective bargaining agreement.
Risks Concerning Our Business
Because we have only recently begun our business operations, an investment in our common stock is risky and investors could lose their entire investments.
We began our temporary staffing services business in February 2005 and have never earned a profit. We cannot assure you that our business will ever earn a profit.
We depend on our officers; the loss of any of these persons could disrupt its operations, adversely affect our business and result in reduced revenues.

Our future success will depend on the continued services and on the performance of our officers and, as we grow, other key employees. We have not entered into employment agreements with any of our officers. The loss of their services for any reason could seriously impair our ability to execute our business plan, which could have a materially adverse effect on our business and results of operations. We have not purchased any key-man life insurance.

Our lack of operating history makes it difficult to evaluate and predict our revenues and expenses.
We do not have a significant operating history upon which you can evaluate our business, which makes a purchase of our common stock speculative in nature.
We may never earn a profit.

Because we are a new company, we cannot assure you that we will ever earn a profit from our temporary staffing services. Our company’s future success depends on our ability to operate profitably, which we have never done.

The temporary staffing industry is marked by extreme competition, with limited barriers to entry.

The temporary staffing industry is highly fragmented and extremely competitive and there are limited barriers to entry. We are a small competitor in the Dallas/Fort Worth metro market and compete against larger local, regional and national temporary staffing companies. Many of our competitors offer a broader range of products and services. Also, many competitors possess substantially greater financial and marketing resources than do we. Because we face significant competition in the market we serve, it is possible that we will not be able increase our market share. We cannot assure you that we will be able to compete successfully in our chosen markets.

We are subject to a wide range of employer-related potential liabilities.

Temporary staffing companies employ and place people in the workplaces of other businesses. Inherent risks include possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment (including claims relating to actions of the temporary staffing company’s clients), employment of illegal aliens, theft of client property, other criminal activity, negligence and other claims. A failure of any employee to observe our policies and guidelines intended to reduce exposure to these risks, relevant client policies and guidelines, or applicable federal, state or local laws, rules and regulations, or other circumstances that cannot be predicted, could result in negative publicity, injunctive relief, payment of monetary damages or fines or have other material adverse effects. Due to our number of temporary staffing employees, our exposure to such claims may be significantly greater than comparably-sized companies in other industries. To reduce our exposure to the foregoing risks, we maintain insurance covering general liability, workers' compensation claims, employee theft, errors and omissions and employment practices liability. We cannot assure you that our insurance coverage will be adequate to cover all liability. In addition, the defense of any legal proceeding could result in substantial expense and divert the attention of our management from our operations, which could have a material adverse effect on our financial condition and results of operations.

Our business plan is not based on independent market studies, so we cannot assure you that our strategy will be successful.

We have not commissioned any independent market studies concerning the extent to which small and medium-sized businesses will utilize our temporary staffing services. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our management personnel, and upon other available information concerning the temporary staffing industry. If the assumptions of our management prove to be incorrect, it is likely that we will never earn a profit.

If we are unable to manage future growth effectively, our business may be adversely impacted.

In the future, we may experience rapid growth in operations, which could place a significant strain on our operations, in general, the development of products and services and our internal controls and other managerial, operating and financial resources, in particular. Any failure to manage future expansion effectively will harm our business. There is, of course, no assurance that we will enjoy rapid growth in our business.

Because we currently operate only in the State of Texas, our performance may be disproportionately affected by economic, regulatory and demographic conditions that may arise in Texas and in the surrounding region.

Inasmuch as our current operations are being conducted only in the State of Texas, adverse economic developments in Texas and its neighboring states may have a disproportionately greater effect on our operating results than they would if we did business in other states or regions.

It is possible that state and federal laws relating to the employer/employee relationship could be amended in the future, which changes could adversely affect our ability to operate successfully.

Because many federal and state laws applicable to the employer/employee relationship were enacted prior to the development of non-traditional employment relationships, such as temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers like us. It is possible that future changes to these laws could serve to diminish the market for temporary staffing services. In such event, it is likely that our business would be materially and adversely affected.

Risks Concerning Our Common Stock
There is no market for our common stock.

There is currently no market for our common stock. However, in the near future, we intend to make application to the OTC Bulletin Board, for the purpose of having our common stock traded on the OTC Bulletin Board. We cannot assure you that a trading market will be established for our common stock.

Concentration of ownership of our common stock may prevent new investors from influencing significant corporate decisions.

Our largest shareholder owns approximately 90% of our outstanding common stock. This shareholder will be able to control our management and our affairs. This shareholder is able to control matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. This concentration of ownership may also delay or prevent a change of control of Tabatha IV, Inc. at a premium price, if this shareholder opposes it. See the “Principal Shareholders” section for details regarding our stock ownership and how beneficial ownership is calculated.

You will suffer substantial dilution in the net tangible book value of the common stock you purchase.

You will suffer substantial and immediate dilution, due to the lower book value per share of our common stock compared to the purchase price per share of our common stock. We cannot predict your actual dilution.

Once our common stock begins to trade, the market price of our common stock will be extremely volatile.

The general stock market has recently experienced dramatic declines and fluctuations that have often been unrelated to the operating performance of companies. If market-based or industry-based volatility continues, the trading price of our common stock, once it begins to trade, could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common stock could fluctuate significantly as a result of several factors, including:

-	actual or anticipated variations in our results of operations;
-	announcements of innovations, new services or significant price reductions by us or our competitors;
-	announcements by us or our competitors of significant contracts or acquisitions;
-	our failure to meet the performance estimates of investment research analysts;
-	changes in financial estimates by investment research analysts; and
-	general economic and market conditions.
Once our common stock begins to trade, it can be expected to be a “penny stock”.

Once trading, our common stock can be expected to be considered a “penny stock”, as long as it trades below $5.00 per share. Broker-dealer practices in connection with transactions in penny stocks are regulated by penny stock rules adopted by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure statement prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, as well as the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. In this regard, it can be expected that investors in our common stock may find it more difficult to profit on their investments in our common stock.

Item 2.	Description of Property
Facilities

We lease approximately 4,000 square feet of space for our headquarters in Dallas, Texas, under a lease that expires in February 2008. We believe that this facility will be adequate for our needs for at least the next two years. We expect that additional facilities will be available as we expand our business operations.

Intellectual Property

We do not have any registered trade or service marks. It is our intention to develop service marks as appropriate and seek federal registration when possible. We have begun the process of registering the mark “Humanity Capital(TM)”, and its associated mark. Should Federal registration be granted, we intend to develop “Humanity Capital” as our brand identity.

Item 3.	Legal Proceedings
We are not currently involved in any legal proceedings.

Item 4.	Submission of Matters to Vote of Security Holders
No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

There is not currently a public trading market for our common stock. Our common stock is currently held of record by a total of approximately 24 persons. No dividends have been declared or paid with respect to our common stock and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS

This report by Tabatha IV, Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "plan", "forecast" and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

-	Whether or not we can successfully compete in our chosen markets;
-	Whether we are able to obtain adequate capital with which to pursue our full business plan; and
-	Other uncertainties, all of which are difficult to predict and many of which are beyond our control.
We do not intend to update forward-looking statements.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. Historical results are not necessarily indicative of trends in operating results for any future period.

Background

On May 13, 2005, there occurred a change in control of Tabatha IV, Inc. On that date, we completed the acquisition of all of the outstanding capital stock of Humanity Capital, Inc., a Texas corporation, pursuant to an agreement and plan of reorganization. We issued 67,500,000 shares, or approximately 90%, of our common stock to the sole shareholder of Humanity Capital, in consideration of the capital stock of Humanity Capital acquired by us. Following this change-in-control transaction, our then-directors resigned and our new board of directors was installed.

In determining the number of shares of our common stock issued to the shareholder of Humanity Capital, our board of directors did not employ any standard valuation formula or any other standard measure of value. Rather, the number of shares issued to the shareholder of Humanity Capital was determined through arm’s-length negotiations.

For accounting purposes, the acquisition of Humanity Capital will be treated as a reverse merger and, therefore, will be treated as an acquisition of Tabatha IV, Inc. and a recapitalization of Humanity Capital, Inc. (now a subsidiary of Tabatha IV, Inc.).

Change in Business

Prior to May 13, 2005, we had no active business operations. Currently, through our subsidiary, Humanity Capital, we provide temporary staffing services to the light industrial, hospitality and restaurant industries in the Dallas/Fort Worth, Texas, metro area. Humanity Capital has its temporary staffing services since its inception in February 2005.

Critical Accounting Policies and Estimates
There have been no recent changes to our critical accounting policies.

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. Management bases its estimates and judgments on our historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of our consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

Controls and Procedures

Our Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that such disclosure controls and procedures are effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934.

There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the past fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Overview

We provide temporary staffing services to the light industrial, hospitality and restaurant industries in the Dallas/Fort Wort, Texas, metro area. Our overall operating results are dependent on the number of worksite employees paid and can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month. However, since we are a new company, having operated for less than one year, our operating results to date have been negatively impacted by costs relating to the start-up of our business. These start-up costs can be expected to affect our operating results through the end of our current fiscal year ending June 30, 2006.

For June 2005, our average gross profit per worksite employee was $186 and a weekly average of 112 worksite employees. We intend to increase our sales force during each quarter of calendar 2006, with the intention of increasing our total of worksite employees.

Revenues.

We account for our revenues in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent”. Our revenues are derived from our gross billings, which are based on:

-	the payroll cost of our worksite employees; and
-	a markup computed as a percentage of the payroll cost.

In determining the pricing of the markup component of the gross billings, we consider our estimates of the costs directly associated with our worksite employees, including payroll taxes and workers’ compensation costs, plus an acceptable gross profit margin. We invoice the gross billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of gross billings, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.

Our revenues are primarily dependent on the number of our client companies and the resulting number of worksite employees paid each period. Because our markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which can fluctuate based on the composition of the worksite employee base and inflationary effects, if any, on wage levels.

Direct Costs.
The primary direct costs associated with our revenue generating activities are:
-	employment-related taxes (“payroll taxes”); and
-	workers’ compensation claim costs.

Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll cost. The federal tax rates are defined by federal regulations. The Texas unemployment tax rate is subject to claim histories.

Our gross profit per worksite employee is determined in part by our ability to estimate accurately and control direct costs and our ability to incorporate changes in these costs into the gross billings charged to our client companies, which are subject to contractual arrangements that typically renew monthly. Gross profit is also affected by the markup portion of gross billings, which is calculated based on a percentage of worksite employee payroll cost, and our direct cost structure. We use gross profit per worksite employee per month as our principal measurement of relative performance at the gross profit level.

Operating Expenses.
Salaries, wages and payroll taxes.

Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay and any additional incentive compensation. Our corporate employees primarily include client services, sales and marketing, benefits, legal, finance, information technology and administrative support personnel.

General and administrative expenses.
Our general and administrative expenses primarily include:
-	rent expenses related to our corporate headquarters;
-	outside professional service fees related to legal and accounting services;
-	administrative costs, such as postage, printing and supplies; and
-	repairs and maintenance costs associated with our worksite employee transportation vehicles and technology infrastructure.
Commissions.
Commission expense primarily consists of amounts paid to sales personnel and are based on a percentage of revenue generated by such personnel.
Transactions with Related and Other Certain Parties

From our inception through June 30, 2005, we obtained loans from one of our directors, Scott B. Gann, in the amount of $110,491. Since June 30, 2005, Mr. Gann has loaned us an additional $28,037. These loans are not evidenced by promissory notes. Rather, these loans were made on open account, bear interest at 6% per annum and are payable on demand. Mr. Gann has advised us that he does not intend to demand repayment of any amount loaned to us, until such time as any such repayment would not adversely affect our financial condition. Without the loans obtained from Mr. Gann, we would have been unable to continue in business.

Recent Developments

We have recently signed separate letters of intent to acquire three private temporary staffing companies located in the Dallas/Fort Worth metro area. These acquisitions are to be made substantially for cash. We currently do not possess the funds needed to consummate any of these proposed acquisitions. While we are actively pursuing sources of financing for these proposed acquisitions, there is no assurance that we will be successful in this regard. Should we be successful in consummating these transactions, our liquidity and operations could be materially enhanced.

Results of Operations

During the period ended June 30, 2005, our temporary staffing services generated $224,884 in revenues. During this period, our cost of services was $188,166, with a gross profit of $36,718. Our general and administrative expenses for the period ended June 30, 2005, were $151,549 and our net loss was $121,787. Our revenues for the fiscal year ended June 30, 2006, will be significantly greater, on a monthly basis, than for the period ended June 30, 2005, due to the internal growth of our temporary staffing business. Likewise, our cost of services can be expected to increase proportionately. Our general and administrative expenses can be expected to increase, though not at the same rate as our cost of services. Currently, we break even on a monthly basis. However, we currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so.

Liquidity and Capital Resources

At June 30, 2005, we had a working capital deficit of $145,137. Since our inception, we have obtained funds from our largest shareholder, Scott B. Gann, to make up for cash shortfalls in our business. During the period ended June 30, 2005, we obtained $110,491 from Mr. Gann and, since June 30, 2005, we have obtained an additional $28,037 from him. These loans are not evidenced by promissory notes. Rather, these loans were made on open account, bear interest at 6% per annum and are payable on demand. Mr. Gann has advised us that he does not intend to demand repayment of any amount loaned to us, until such time as any such repayment would not adversely affect our financial condition. Without the loans obtained from Mr. Gann, we would have been unable to continue in business.

Subsequent to June 30, 2005, we have obtained a total of $97,500 from the sale of our common stock, the proceeds of which equity sale were used for working capital.
Cash Flows Used in Operating Activities.

During the period ended June 30, 2005, our operating activities used $55,268 in cash. This amount represents primarily an increase in accounts payable and accrued liabilities of $83,359 that offset our net loss of $121,787. Because of the rapid growth of our business, we are unable to predict our use of cash in our operating activities for the year ending June 30, 2006.

Cash Flows Used in Investing Activities.

During the period ended June 30, 2005, our investing activities used $55,012 in cash, including capital expenditures of $47,518. Because of the rapid growth of our business, we are unable to predict our use of cash in our investing activities for the year ending June 30, 2006.

Cash Flows from Financing Activities.

During the period ended June 30, 2005, our financing activities provided $146,070, including $110,491 in net advances from our largest shareholder. Because of the rapid growth of our business, we are unable to predict whether our financing activities will provide cash for the year ending June 30, 2006.

Capital Expenditures

For the period ended June 30, 2005, we made capital expenditures of $47,518. Due to our lack of excess capital, we are unable to predict the level of our capital expenditures for the year ending June 30, 2006.

Our Capital Needs

Our current level of operations can be maintained for at least the next six months. However, to begin the aggressive pursuit of our temporary staffing business objectives, we will require approximately $1 million. We cannot assure you that we will obtain such level of funding.

Seasonality and Quarterly Fluctuations

The temporary staffing business is seasonal, with the first calendar quarter generally being the slowest part of the year. It can be expected that our quarterly results for the three months ending March 31, 2006, will reflect this seasonality.

Item 7.	Financial Statements

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective September 18, 2005, our board of directors engaged the Plano, Texas-based accounting firm of Farmer, Fuqua & Huff, P.C. as our independent accountants to audit our financial statements for the year ended June 30, 2005. The decision to change our independent accountants was approved by our board of directors.

Our engagement of Farmer, Fuqua & Huff, P.C. resulted in the dismissal of our then-independent accountants, Child, Sullivan & Company, who we engaged on September 30, 2004, and who reviewed our financial statements for the first three quarters of the fiscal year ended June 30, 2005.

Our engagement of Child, Sullivan & Company resulted in the dismissal of our then-independent accountants, Comiskey & Company, who audited our financial statements for the fiscal years ended June 30, 2004 and 2003.

During our fiscal years ended June 30, 2005 and 2004, there were no disagreements between us and any of our independent accountants concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the independent accountants’ satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their respective reports. There were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Comiskey & Company’s report, dated July 19, 2004, on our financial statements for the fiscal year ended June 30, 2004, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Item 8A.	Controls and Procedures

The SEC defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We maintain such a system of controls and procedures in an effort to ensure that all information which we are required to disclose in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

As of June 30, 2005, an evaluation was performed by our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors and Officers
The following table sets forth information with respect to our officers and directors.
The following table sets forth information with respect to our officers and directors.
Name	Age	Positions
Scott B. Gann	40	Chairman of the Board since January 2006
Mimbi Robertson	40	Chief Executive Officer and a Director since May 2005
Charlie Dickerson	42	Chief Financial Officer, Secretary and a Director since May 2005

Our current officers serve until the next annual meeting of our board of directors or until their respective successors are elected and qualified. All officers serve at the discretion of our board of directors. There are no family relationships between our officers and directors. Certain information regarding the backgrounds of each of the officers and directors is set forth below.

Scott B. Gann has been engaged in the stock brokerage business for over 14 years with several nationally-known brokerage firms. Currently, Mr. Gann is Managing Director of Investments at Sanders, Morris, Harris, Inc., in its Dallas, Texas, office. During his career in the financial industry, Mr. Gann has advised public and private companies and high-profile investors, provided investment banking advice and performed money management services for private investors. Mr. Gann is a graduate of Baylor University, Waco, Texas, where he earned a Bachelor of Business Administration degree from the Hankamer School of Business. Mr. Gann is a licensed stock broker, holding Series 63, Series 7 and Series 65 licenses.

Mr. Gann is a defendant in a lawsuit styled Securities and Exchange Commission, Plaintiff, v. Scott B. Gann and George B. Fasciano, Defendants, United States District Court, Northern District of Texas, Dallas Division, Case No. 305CV-063L, filed January 10, 2005. In the complaint, it is alleged that Mr. Gann violated Section 10 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder with respect to certain market timing practices in trading securities of certain mutual funds. The SEC is seeking a permanent injunction restraining Mr. Gann from violating Section 10 of the Exchange Act and Rule 10b-5 thereunder, disgorgement of Mr. Gann’s profits and an “appropriate civil monetary penalty”. Mr. Gann has filed denials of all claims made in the complaint. Discovery in the lawsuit has been substantially completed and the parties await a trial date.

Mimbi Cohen Robertson has over 15 years of experience in the staffing industry. Before Mrs. Robertson became our president, she was working at ASAP Consultants as an Account Executive for 10 years. She was the top producer at ASAP Consultants bringing in an excess of $10,000,000 dollars in sales yearly. Mrs. Robertson introduced the Hospitality Industry to ASAP Consultants making it a major contributor to the success of ASAP Consultants. At the same time, Mrs. Robertson was promoted to Regional Manager of Hospitality of ASAP. Mrs. Robertson earned a BBA from University of North Texas, where she was a member of Alpha Delta Pi Sorority. To this day, Mrs. Robertson holds several offices as an alumna of Alpha Delta PI and at the same time, she volunteers her time to helping young women and helping to raise money for charitable events.

Charlie Dickerson has more than 20 years of accounting experience and over 10 years of acquisition experience. From September 2003 to the present, Mr. Dickerson has been a financial consultant and acquisition advisor with TruSource, a wholly-owned and independent consulting and small business brokerage-advisory firm in Dallas, Texas. Mr. Dickerson was the Director of Finance and Acquisitions of Snelling and Snelling, Inc., a national staffing provider through franchised and corporate locations, from October 1996 to August 2003. From 1986 to 1996, Mr. Dickerson practiced public accounting with large regional accounting firms in San Angelo, Texas and Dallas, Texas, as well as serving as a partner with the accounting firm of Williams, Dickerson & Allen located in Dallas, Texas. Mr. Dickerson holds a Bachelor of Business Degree in Accounting from Angelo State University, where he graduated in December 1985. Mr. Dickerson is also a Certified Public Accountant (CPA) in the State of Texas.

Executive Compensation

We have not entered into employment agreements with any of our executive officers, although we intend to do so in the near future. None of our officers has been paid a salary in excess of $100,000 during the past three years.

Termination of Employment and Change-in-Control Agreements

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Compensation of Directors

We do not pay any of our directors for their services as directors. It is possible that our management could begin to pay our directors for meetings attended, grant a small number of stock options or issue shares of our common stock for their services. However, no specific determination in this regard has been made.

Stock Options
We have never granted any stock options to any person, though we may do so in the future.
Limitation of Liability and Indemnification
Our articles of incorporation and bylaws contain provisions limiting the liability of directors.

In addition, we intend to enter into agreements to indemnify our directors and executive officers to the fullest extent permitted under Colorado law and under our bylaws, subject to limited exceptions. These agreements, among other things, will provide for indemnification of our directors and executive officers for fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request. We believe that these bylaw provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We also intend to maintain liability insurance for our officers and directors.

Audit Committee and Audit Committee Financial Expert

Our entire board of directors serves as the audit committee. We do not have an audit committee financial expert serving on our audit committee, inasmuch as we believe that the time and expense associated with locating such a financial expert is not currently justified, given our status as a blind-pool company.

Compliance With Section 16(a) of the Exchange Act
For the fiscal year ended June 30, 2005, to the best or our knowledge, all of our officers, directors and principal shareholders have filed ownership reports required under Section 16(a).
Code of Ethics

Tabatha IV, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. Tabatha IV, Inc. is a reporting blind pool company whose shares have not yet traded.

Item 10.	Executive Compensation

None of our officers or directors received any remuneration during the fiscal year ended June 30, 2005. Unless and until we acquire additional capital, it is not expected that any officer or director will be paid any compensation by us. We may, if capital is available, reimbursement such persons for out-of-pocket expenses incurred by them on our behalf. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our board of directors may adopt of one or more such programs in the future.

Item 11.	Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by the following:
-	each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities;
-	each of our directors;
-	each of the named executive officers; and
-	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof. All percentages in this table are based on a total of 75,812,500 shares of common stock outstanding as of the date hereof. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Tabatha IV, Inc., 1735 Villa Creek, Suite 175, Dallas, Texas 75234.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Scott B. Gann *	67,500,000 †	89.03%
Mimbi Robertson	-0-	0%
Charlie Dickerson	-0-	0%
All officers and directors as a group (2 persons)	-0-	0%
*	Subsequent to our issuing 67,500,000 shares of our common stock to Camelle H. Gann, Ms. Gann transferred all of these shares to Scott B. Gann, her husband.
†	Mr. Gann has advised us that he intends to tender for cancellation not less than 28,500,000 of these shares. It is expected that this expected transaction will occur during March 2006.

Item 12.	Certain Relationships and Related Transactions
Change-in-Control Transaction

On May 13, 2005, there occurred a change in control of Tabatha IV, Inc. Pursuant to an agreement and plan of reorganization, we issued 67,500,000 shares, or approximately 90%, of our then-outstanding common stock in consideration of all of the issued and outstanding common stock of Humanity Capital, Inc., a Texas corporation engaged in the professional employer organization industry.

At the time of this transaction, Humanity Capital was 100% owned by Camelle H. Gann. Upon the closing of our acquisition of Humanity Capital, Mimbi Robertson and Charlie Dickerson were elected as our directors, replacing the prior board of directors, who had resigned. Ms. Robertson and Mr. Dickerson serve as our president and chief financial officer, respectively.

Loans from Shareholder

Since our inception in February 2005, our largest shareholder, Scott B. Gann, has made loans to us in the total amount of $138,528. These loans were made on account and bear interest at 8% per annum. None of the loans is evidenced by a promissory note. It is likely that Mr. Gann will make additional loans to us, should we require capital with which to operate.

Cancellation of Shares

Our largest shareholder, Scott B. Gann has advised us that he intends to tender for cancellation not less than 28,500,000 of the 67,500,000 shares currently owned by him. It is expected that this expected transactions will occur during March 2006. Mr. Gann has indicated that his tender for cancellation will be made in an effort to enhance the perception of our capitalization.

Indemnification of Officer and Directors

As permitted by Colorado law, our articles of incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been directors or officers, unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers or control persons, pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

Exclusion of Liability

Pursuant to the Colorado Corporation Code, our articles of incorporation exclude personal liability for our directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of Tabatha IV, Inc.	Page
-	Independent Auditors’ Report	F-1
-	Consolidated Balance Sheet	F-2
-	Statement of Operations	F-3
-	Statement of Changes in Shareholders’ (Deficit)	F-4
-	Statement of Cash Flows	F-5
-	Notes to Financial Statements	F-6
(a)(2) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
(b) Reports on Form 8-K
During the three months ended June 30, 2005, we did not file a Current Report on Form 8-K.
Since June 30, 2005, we have filed three Current Reports on Form 8-K, as follows:
-	Date of event: May 13, 2005, wherein we reported a change-in-control transaction.
-	Date of event: September 18, 2005, wherein we reported a change in independent accountants.
-	Date of event: November 17, 2005, as amended, wherein we reported our entering into a material definitive agreement and, subsequently, an abandonment thereof.

Item 14.	Principal Accountant Fees and Services
Audit-Related Fees

(1) The aggregate fees billed by Comiskey and Company, P.C. for the audit of our annual financial statements were $2,100, for the fiscal year ended June 30, 2004. The aggregate fees billed by Comiskey & Co., P.C. for review of our financial statements included in our quarterly reports on Form 10-QSB were $700 during the fiscal year ended June 30, 2004. The aggregate fees billed by Child, Sullivan & Company for review of our financial statements included in our quarterly reports on Form 10-QSB were $300 during the year ended June 30, 2005.

(2) During the fiscal year ended June 30, 2005, Farmer, Fuqua & Huff, P.C. did not invoice any amounts for assurance and related services that were related to its audit of our financial statements. Comiskey & Co., P.C. did not invoice any amounts for assurance and related services that were related to its audit or review of our financial statements during the fiscal year ended June 30, 2004, that are not described under (1) above. Child, Sullivan & Company did not invoice any amounts for assurance and related services that were related to its review of our financial statements during the fiscal year ending June 30, 2005, that are not described under (1) above.

Tax Fees
(3) We have never been invoiced by any of our independent accountants for tax compliance, tax advice and tax planning.
All Other Fees
(4) We were not invoiced by any of our independent accountants for any other services during the fiscal years ended June 30, 2005 and 2004.
Audit Committee’s Pre-approval Policies and Procedures
(5) We do not have a duly formed and organized audit committee. The current board of directors functions as the audit committee.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TABATHA IV, INC.

By:	/s/ MIMBI ROBERTSON
Mimbi Robertson, President

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates included:

/s/ SCOTT B. GANN		March 22, 2006
Scott B. Gann	Chairman of the Board

/s/ MIMBI ROBERTSON		March 22, 2006
Mimbi Roberston	President and Chief Executive Officer (principal executive officer) and Director

/s/ CHARLIE DICKERSON		March 22, 2006
Charlie Dickerson	Chief Financial Officer (principal financial officer), Secretary and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of Tabatha IV, Inc. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.


INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Tabatha IV, Inc.

We have audited the accompanying consolidated balance sheet of Tabatha IV, Inc., a Colorado Corporation (the “Company”), as of June 30, 2005, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the period from inception (February 7, 2005) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tabatha IV, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the period from inception (February 7, 2005) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has not earned a profit since inception and has a working capital deficit at June 30, 2005. The Company is dependent upon advances from its shareholder to continue to fund its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FARMER, FUQUA & HUFF, PC
Farmer, Fuqua & Huff, PC
February 28, 2006
Plano, Texas


TABATHA IV, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,790
Accounts receivable	8,403
Prepaid expenses and other current assets	8,630
Factor Reserve	4,231
Total current assets	57,054
Fixed assets, net of accumulated depreciation of $2,924	44,594
Other assets	7,494
Total assets	109,142
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	7,841
Accounts payable and accrued liabilities	83,859
Advances from shareholder	110,491
Total current liabilities	202,191
Long-term debt, less current maturities	27,738
Total liabilities	229,929
SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, no par value; 100,000,000 shares authorized, 74,837,500 shares issued and outstanding at June 30, 2005	1,000
Accumulated deficit	(121,787)
Total shareholders’ deficit	(120,787)
Total liabilities and shareholders’ deficit	109,142

The accompanying notes are an integral part of these financial statements.


TABATHA IV, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Period from inception (February 7, 2005) to June 30, 2005

STAFFING REVENUES	$224,884
COST OF SERVICES	188,166
GROSS PROFIT	36,718
GENERAL AND ADMINISTRATIVE	151,549
OPERATING LOSS	(114,831)
OTHER EXPENSES
Interest	(4,032)
Depreciation and amortization	(2,924)
NET LOSS	$(121,787)
Net loss per share
Basic and diluted	$(.00)
Weighted average number of shares outstanding
Basic and diluted	28,955,147

The accompanying notes are an integral part of these financial statements.


TABATHA IV, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
Period from inception (February 7, 2005) to June 30, 2005

Common Shares	Common Stock	Accumulated Deficit	Total
Balance at February 7, 2005 (inception)	-	$ -	$ -	$ -
Stock issued for payment of formation costs	1,000	1,000	-	1,000
Reorganization and recapitalization in conjunction with the reverse acquisition of Tabatha IV, Inc. by Humanity Capital, Inc.	74,836,500	-	-	-
Net loss	-	-	(121,787)	(121,787)
Balance at June 30, 2005	74,837,500	$1,000	$(121,787)	$(120,787)

The accompanying notes are an integral part of these financial statements.


TABATHA IV, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Period from inception (February 7, 2005) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,787)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation expense	2,924
Other non-cash items	1,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,630)
Increase in accounts receivable and factor reserve	(12,634)
Increase in accounts payable and accrued liabilities	83,859
Net cash used for operating activities	(55,268)
NET CASH USED FOR FINANCING ACTIVITIES
Capital expenditures	(47,518)
Acquisition of other assets	(7,494)
Net cash used for investing activities	(55,012)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments from debt	36,182
Payments on note payable	(603)
Net advances from shareholder	110,491
Net cash provided by financing activities	146,070
Net change in cash and cash equivalents	35,790
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$35,790
Non-cash Items
During the period, the shareholder paid $1,000 in legal fees in exchange for common stock
Interest paid	$4,032
Taxes paid	-

The accompanying notes are an integral part of these financial statements.


TABATHA IV, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005

NOTE A	Summary of Significant Accounting Policies and Other Matters
Reverse Acquisition

On May 13, 2005, Tabatha IV, Inc., a U.S. public company, issued 67,500,000 shares of common stock for 100% of the outstanding common stock of Humanity Capital, Inc., a privately held corporation. After the acquisition, the shareholders of Humanity Capital, Inc. owned approximately 90% of the outstanding common stock of Tabatha IV, Inc. On February 7, 2005, Humanity Capital, Inc. was incorporated in Texas. Humanity Capital, Inc. is a provider of temporary staffing services in the Dallas/Fort Worth, Texas, metro area.

For accounting purposes, the acquisition will be treated as an acquisition of Tabatha IV and a recapitalization of Humanity Capital, Inc. using the purchase method of accounting. Humanity Capital, Inc.’s historical financial statements replace Tabatha IV’s in the accompanying financial statements.

Hereinafter, all references to Tabatha IV include the operations and financial condition of Humanity Capital, Inc. for the period from inception, February 7, 2005, through June 30, 2005.
Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates.

Fair value of financial instruments

The carrying amounts for cash, receivables, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. The fair value for long-term debt approximates its carrying value because interest rates are tied to market.

Fixed assets

Fixed assets consisting of furniture and equipment are stated at cost. Depreciation is provided using the straight-line method, over their useful lives, ranging from three to ten years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

Long-lived assets

Tabatha IV follows the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 establishes accounting standards for the impairment of long-lived assets. Tabatha IV reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the assets are considered to be impaired. No impairment was recorded for the period ended June 30, 2005.

Loss per Share

Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of any public offering have been accounted for as outstanding since inception.

Organization Costs
Costs to incorporate the company were expensed as incurred.
Statements of Cash Flows
For purposes of the statements of cash flows, Tabatha IV considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
Consideration of Other Comprehensive Income Items

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended June 30, 2005, Tabatha IV’s financial statements do not contain any changes in equity that are required to be reported separately in other comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.
Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial statement income tax bases of assets and liabilities using the enacted tax rates expected to be in effect in the various states Tabatha IV may be subject to taxes in when taxes become payable or recoverable.

Deferred Rent

The cost of Tabatha IV’s lease for office space is accounted for by the straight-line method. The difference between the net cash requirements of the lease and the straight-line method is included as accounts payable and accrued liabilities on the balance sheet.

Cash and cash equivalents
For purposes of the consolidated statements of cash flows, Tabatha IV considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
Accounts receivable
Accounts receivable represent non-factored receivables or receivables over 90 days old repurchased from the factor as discussed in Note B.

Tabatha IV estimates the collectability of its trade accounts receivable by monitoring the current creditworthiness of each customer and analyzing the aging of related past due balances. The allowance requirements are based on current facts and the estimates are reevaluated and adjusted as additional information is obtained. Accounts receivable are written off when it is determined the receivable will not be collected.

Concentration of risk

Financial instruments, which potentially subject Tabatha IV to concentrations of credit risk, consist primarily of trade accounts receivable. One hundred percent of the receivables at June 30, 2005, and eighty-two percent of Tabatha IV’s revenues for the period then ended are attributable to one non-affiliated customer. Tabatha IV provides temporary staffing primarily in the Dallas/Fort Worth metro area.

Going concern and liquidity
Tabatha IV has not yet earned a profit and has a working capital deficit. The shareholder intends to continue to advance funds to Tabatha IV for operating costs, as needed.

NOTE B	Factor Reserve

In March 2005, Tabatha IV entered into a $600,000 factoring agreement with a factoring company. In accordance with the agreement, Tabatha IV sells the majority of its accounts receivable to a factor with recourse, such recourse being that Tabatha IV maintains the risk of nonpayment. Tabatha IV may be required to repurchase at face value any receivables outstanding after 90 days at the sole discretion of the factor. The agreement has a term of thirty-six months, and may be renewed in twelve-month increments. The factoring company may terminate the agreement at any time. Tabatha IV pays the factor 1.5 percent of the face of all receivables sold. During the period ended June 30, 2005, approximately $4,000 was paid to the factor as service fees. This amount is recorded as interest expense in the accompanying financial statements.

Tabatha IV is required to record the sale of any invoices immediately on their books. All sold invoices are owned by the factor and are not subject to the creditors of Tabatha IV. Tabatha IV is required to deposit, with the factor, ten percent of the face value of the bills that are 90 days old or less computed from date of purchase by the factor. Tabatha IV is advanced up to 90 percent of the fair value of the outstanding invoices, subject to the adequacy of the deposit fund. The deposit fund at June 30, 2005, of $4,231 is recorded on the financial statements as a factor reserve. During the period ended June 30, 2005, $208,114 was advanced to Tabatha IV from the factor.

NOTE C	Long-Term Debt

Note payable to a bank, bearing interest at a rate per annum equal to prime plus 2% (currently 7.75%), collateralized by a purchase money security interest in fixed assets, and a blanket lien on all assets of Tabatha IV, due in 59 monthly principal payments of $603 plus unpaid interest, with a final payment due in April, 2010.

$35,579
Less current portion	7,841
Long-term notes payable	$27,738
Future maturities of notes payable are as follows:
Year Ended	Amount
2006	$7,841
2007	7,237
2008	7,237
2009	7,237
2010	6,027
$35,579

NOTE D	Deferred Taxes

Tabatha IV has a deferred tax asset of approximately $18,500 arising from net operating loss carry forwards. These carry forwards expire beginning in 2023. A valuation allowance has been established for the full amount of the tax asset, as management cannot determine that it is more likely than not that Tabatha IV will realize the benefit of the deferred tax asset.

NOTE E	Related Party Transactions
Stock Issuance in Reverse Acquisition

As of the date hereof, officers and directors of Tabatha IV are the owners of 67,500,000 shares of its issued and outstanding common stock, constituting approximately 89% of Tabatha IV’s issued and outstanding common stock. The shares were issued pursuant to Humanity Capital, Inc.’s reverse acquisition of Tabatha IV, Inc.

Loans by Shareholder

From February 7, 2005 (inception), through June 30, 2005, one of Tabatha IV’s directors and largest shareholder loaned Tabatha IV a total of $110,491. Since June 30, 2005, this person has loaned Tabatha IV an additional $28,037. These loans are not evidenced by promissory notes. Rather, these loans were made on open account, bear interest at 6% per annum and are payable on demand. This shareholder has advised Tabatha IV that he does not intend to demand repayment of any amount loaned, until such time as any such repayment would not adversely affect the financial condition of Tabatha IV.

NOTE F	Commitments and Contingencies
Operating leases

Tabatha IV is obligated under a non-cancellable operating lease for a van, and office space through 2010. The future minimum payments under all long-term non-cancellable operating leases at June 30, 2005, are approximately as follows:

2006	$45,161
2007	49,037
2008	36,121
2009	5,121
2010	5,121
$140,561

NOTE G	Quarterly Data
The following is a tabulation of Tabatha IV’s quarterly results for the period ended June 30, 2005.
Period Ended June 30, 2005	1Q	2Q	3Q	4Q	Total
Revenues	$ -	$ -	$39,375	$185,509	$224,884
Cost of Sales, Selling, General and Administrative Expense	-	-	62,251	284,420	346,671
Net Loss	$ -	$ -	$(22,876)	$(98,911)	$(121,787)
Loss per Common Share	$ -	$ -	$ -	$ -	$ -

NOTE H	Subsequent Events

Tabatha IV has recently signed separate letters of intent to acquire three private temporary staffing companies located in the Dallas/Fort Worth metro area. These acquisitions are to be made substantially for cash. Tabatha IV does not possess the funds needed to consummate any of these proposed acquisitions, although it is actively pursuing sources of financing for these proposed acquisitions.