Form 10QSB
period 2005-09-30
TABATHA IV INC
filed 2006-03-23
CIK 1111815

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission File No. 0-31765

Tabatha IV, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)
COLORADO	84-1536520
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2735 Villa Creek, Suite 175, Dallas, Texas 75234
(Address of Principal Executive Offices, including Zip Code)
(469) 522-6222
(Issuer’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 3-16-06
Common Stock, no par value	75,812,500


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Tabatha IV, Inc.
Page
Consolidated Balance Sheet as of September 30, 2005 (unaudited), and June 30, 2005	3
Consolidated Statement of Operations for the Three Months Ended September 30, 2005 (unaudited)	4
Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2005 (unaudited)	5
Notes to Financial Statements	7


TABATHA IV, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
9/30/05 (unaudited)	6/30/05
CURRENT ASSETS
Cash and cash equivalents	$20,292	$35,790
Accounts receivable	-	8,403
Prepaid expenses and other current assets	16,918	8,630
Factor Reserve	19,788	4,231
Total current assets	56,998	57,054
Fixed assets, net of accumulated depreciation of $5,794 and $2,924	41,724	44,594
Other assets	7,842	7,494
Total assets	$106,564	$109,142
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	7,841	7,841
Accounts payable and accrued liabilities	85,024	83,859
Advances from shareholder	120,295	110,491
Total current liabilities	213,160	202,191
Long-term debt, less current maturities	25,929	27,738
Total liabilities	239,089	229,929
SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized, 75,712,500 and 74,837,500 shares issued and outstanding at September 30, 2005, and June 30, 2005, respectively	88,500	1,000
Accumulated deficit	(221,025)	(121,787)
Total shareholders’ deficit	(132,525)	(120,787)
Total liabilities and shareholders’ deficit	$106,564	$109,142

The accompanying notes are an integral part of these financial statements.


TABATHA IV, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005

STAFFING REVENUES	$318,167
COST OF SERVICES	264,643
GROSS PROFIT	53,524
GENERAL AND ADMINISTRATIVE	132,329
OPERATING LOSS	(78,805)
OTHER EXPENSES
Interest and other revenue, net	615
Interest expense	(17,575)
Depreciation and amortization	(3,473)
NET LOSS	$(99,238)

Net loss per share
Basic and diluted	$(.00)
Weighted average number of shares outstanding
Basic and diluted	75,041,667

The accompanying notes are an integral part of these financial statements.


TABATHA IV, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,238)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	3,473
Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,288)
Increase in accounts receivable and factor reserve	(7,154)
Increase in accounts payable and accrued liabilities	1,165
Net cash used for operating activities	(110,042)
NET CASH USED FOR FINANCING ACTIVITIES
Capital expenditures	(951)
Net cash used for investing activities	(951)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	87,500
Payments on note payable	(1,809)
Net advances from shareholder	9,804
Net cash provided by financing activities	95,495
Net change in cash and cash equivalents	(15,498)
Cash and cash equivalents at beginning of period	35,790
Cash and cash equivalents at end of period	$20,292

Interest paid	$17,575
Taxes paid	-

The accompanying notes are an integral part of these financial statements.


TABATHA IV, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005 (unaudited)

NOTE A	Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Tabatha IV, Inc. without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2005.

NOTE B	Sales of Common Stock
During the three months ended September 30, 2005, Tabatha IV sold 875,000 shares of its common stock for $.10 per share and received cash proceeds of $87,500.


FORWARD-LOOKING STATEMENTS

This report by Tabatha IV, Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "plan", "forecast" and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. We do not intend to update forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Background

On May 13, 2005, there occurred a change in control of Tabatha IV, Inc. On that date, we completed the acquisition of all of the outstanding capital stock of Humanity Capital, Inc., a Texas corporation, pursuant to an agreement and plan of reorganization. We issued 67,500,000 shares, or approximately 90%, of our common stock to the sole shareholder of Humanity Capital, in exchange for the capital stock of Humanity Capital acquired by us. Following this change-in-control transaction, our then-directors resigned and our new board of directors was installed.

In determining the number of shares of our common stock issued to the shareholder of Humanity Capital, our board of directors did not employ any standard valuation formula or any other standard measure of value. Rather, the number shares issued to the shareholder of Humanity Capital was determined through arm’s-length negotiations.

For accounting purposes, the acquisition of Humanity Capital will be treated as a reverse acquisition and, therefore, will be treated as an acquisition of Tabatha IV, Inc. and a recapitalization of Humanity Capital, Inc. (now a subsidiary of Tabatha IV, Inc.).

Change in Business

Prior to May 13, 2005, we had no active business operations. Currently, through our subsidiary, Humanity Capital, we provide temporary staffing services to the light industrial, hospitality and restaurant industries in the Dallas/Fort Worth, Texas, metro area. Humanity Capital has provided its temporary staffing services since its inception in February 2005.

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

For the month of September 2005, our average gross profit per worksite employee was $152 and our weekly average number of worksite employees was 146. We intend to increase our sales force during each quarter of calendar 2006, with the intention of increasing our total of worksite employees.

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
Transactions with Related and Other Certain Parties

For the three months ended September 30, 2005, we obtained loans from one of our directors, Scott B. Gann, in the amount of $9,804. Since our inception in February 2005, Mr. Gann has loaned us a total of $138,528. These loans are not evidenced by promissory notes. Rather, these loans were made on open account, bear interest at 6% per annum and are payable on demand. Mr. Gann has advised us that he does not intend to demand repayment of any amount loaned to us, until such time as any such repayment would not adversely affect our financial condition. Without the loans obtained from Mr. Gann, we would have been unable to continue in business.

Recent Developments

We have recently signed separate letters of intent to acquire three private temporary staffing companies located in the Dallas/Fort Worth metro area. These acquisitions are to be made substantially for cash. We currently do not possess the funds needed to consummate any of these proposed acquisitions. While we are actively pursuing sources of financing for these proposed acquisitions, there is no assurance that we will be successful in this regard. Should we be successful in consummating these transactions, our liquidity and operations will be materially enhanced.

Results of Operations

During the three months ended September 30, 2005, our temporary staffing services generated $318,167 (unaudited) in revenues. During this three-month period, our cost of services was $264,643 (unaudited), with a gross profit of $53,524 (unaudited). Our general and administrative expenses for the three months ended September 30, 2005, were $132,329 (unaudited) and our net loss was $99,238 (unaudited). Our revenues for the fiscal year ending June 30, 2006, will be significantly greater, on a monthly basis, than for the period ended June 30, 2005, due to the internal growth of our temporary staffing business. Likewise, our cost of services can be expected to increase proportionately. Our general and administrative expenses can be expected to increase, though not at the same rate as our cost of services. Currently, we break even on a monthly basis. However, we currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so.

Liquidity and Capital Resources

At September 30, 2005, we had a working capital deficit of $156,162 (unaudited). Since our inception, we have obtained funds from our largest shareholder, Scott B. Gann, to make up for cash shortfalls in our business. During the three months ended September 30, 2005, we obtained $9,804 from Mr. Gann. These loans are not evidenced by promissory notes. Rather, these loans were made on open account, bear interest at 6% per annum and are payable on demand. Mr. Gann has advised us that he does not intend to demand repayment of any amount loaned to us, until such time as any such repayment would not adversely affect our financial condition. Without the loans obtained from Mr. Gann, we would have been unable to continue in business.

During the three months ended September 30, 2005, we obtained a total of $87,500 from the sale of our common stock. Since September 30, 2005, we have obtained an additional $10,000 from the sale of our common stock, the proceeds of which equity sale were used for working capital.

Cash Flows Used in Operating Activities.

During the three months ended September 30, 2005, our operating activities used $110,042 (unaudited) in cash. Because of the rapid growth of our business, we are unable to predict our use of cash in our operating activities for the year ending June 30, 2006.

Cash Flows Used in Investing Activities.

During the three months ended September 30, 2005, our investing activities used $951 (unaudited) in cash, all of which was for capital expenditures. Because of the rapid growth of our business, we are unable to predict our use of cash in our investing activities for the year ending June 30, 2006.

Cash Flows from Financing Activities.

During the three months ended September 30, 2005, our financing activities provided $95,495 (unaudited), including $87,500 (unaudited) from sales of common stock and $9,804 (unaudited) in net advances from our largest shareholder. Because of the rapid growth of our business, we are unable to predict whether our financing activities will provide cash for the year ending June 30, 2006.

Capital Expenditures

For the three months ended September 30, 2005, we made capital expenditures of $951 (unaudited). Due to our lack of excess capital, we are unable to predict the level of our capital expenditures for the year ending June 30, 2006.

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

Item 3. Controls and Procedures.

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We maintain such a system of controls and procedures in an effort to ensure that all information which we are required to disclose in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

As of September 30, 2005, an evaluation was performed by our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2. Changes in Securities.
During the three months ended September 30, 2005, we issued restricted securities, as follows:
1.	(a)	Securities Sold. In September 2005, a total of 875,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Chris Clayton (650,000 shares), Brian Clayton (150,000 shares) and Mark Case (75,000 shares).
	(c)	Consideration. Such shares of common stock were issued for cash in the aggregate amount of $85,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. Each of these purchasers was an accredited investor capable of evaluating the investment.

Subsequent to September 30, 2005, we have issued restricted securities, as follows:
2.	(a)	Securities Sold. In December 2005, 100,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Chris Clayton.
	(c)	Consideration. Such shares of common stock were issued for $10,000 in cash.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was an accredited investor capable of evaluating the investment.

Item 3. Defaults upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K
During the three months ended September 30, 2005, we did not file a Current Report on Form 8-K.
Since September 30, 2005, we have filed five Current Reports on Form 8-K, as follows:
-	Date of event: May 13, 2005, wherein we reported a change-in-control transaction.
-	Date of event: September 17, 2005, wherein we reported a change in independent accountants.
-	Date of event: November 17, 2005, wherein we reported our entering into a material definitive agreement.
-	Date of event: December 23, 2005, wherein we reported our terminating a material definitive agreement.
-	Date of event: January 16, 2006, wherein we reported the election of a new director.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 22, 2005.	TABATHA IV, INC.

By:	/s/ CHARLIE DICKERSON
Charlie Dickerson
Chief Financial Officer [Principal Accounting Officer]