Form 10QSB
period 2005-12-31
TABATHA IV INC
filed 2006-03-23
CIK 1111815

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2005
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 3-8-06
Common Stock, no par value	75,812,500


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Tabatha IV, Inc.
Page
Consolidated Balance Sheet as of December 31, 2005 (unaudited), and June 30, 2005	3
Consolidated Statement of Operations for the Three Months and Six Months Ended December 31, 2005 (unaudited)	4
Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2005 (unaudited)	5
Notes to Financial Statements	7


TABATHA IV, INC.
CONSOLIDATED BALANCE SHEET

ASSETS
12/31/05 (unaudited)	6/30/05
CURRENT ASSETS
Cash and cash equivalents	$17,813	$35,790
Accounts receivable	87,048	8,403
Prepaid expenses and other current assets	17,102	8,630
Factor Reserve	14,315	4,231
Total current assets	136,278	57,054
Fixed assets, net of accumulated depreciation of $5,794 and $2,924	38,854	44,594
Other assets	7,493	7,494
Total assets	$182,625	$109,142
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	7,237	7,841
Accounts payable and accrued liabilities	164,075	83,859
Advances from shareholder	138,528	110,491
Total current liabilities	309,840	202,191
Long-term debt, less current maturities	24,120	27,738
Total liabilities	333,960	229,929
SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized, 75,812,500 and 74,837,500 shares issued and outstanding at December 31, 2005, and June 30, 2005, respectively	98,500	1,000
Accumulated deficit	(249,835)	(121,787)
Total shareholders’ deficit	(151,335)	(120,787)
Total liabilities and shareholders’ deficit	$182,625	$109,142

The accompanying notes are an integral part of these financial statements.


TABATHA IV, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months and Six Months Ended December 31, 2005

Three Months Ended 12/31/05	Six Months Ended 12/31/05
STAFFING REVENUES	$560,044	$878,211
COST OF SERVICES	443,889	708,532
GROSS PROFIT	116,155	169,679
GENERAL AND ADMINISTRATIVE	126,091	258,420
OPERATING LOSS	(9,936)	(88,741)
OTHER EXPENSES
Other expenses, net	(4,462)	(3,846)
Interest expense	(11,194)	(28,769)
Depreciation and amortization	(3,219)	(6,692)
NET LOSS	$(28,811)	$(128,048)

Net loss per share
Basic and diluted	$.00	$.00
Weighted average number of shares outstanding
Basic and diluted	75,796,944	75,419,306

The accompanying notes are an integral part of these financial statements.


TABATHA IV, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended December 31, 2005
Six Months Ended 12/31/05
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,048)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	6,692
Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,472)
Increase in accounts receivable and factor reserve	(88,729)
Increase in accounts payable and accrued liabilities	80,216
Net cash used for operating activities	(138,341)
NET CASH USED FOR FINANCING ACTIVITIES
Capital expenditures	(951)
Net cash used for investing activities	(951)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	97,500
Payments on note payable	(4,222)
Net advances from shareholder	28,037
Net cash provided by financing activities	121,315
Net change in cash and cash equivalents	(17,977)
Cash and cash equivalents at beginning of period	35,790
Cash and cash equivalents at end of period	$17,813

Interest paid	$28,769
Taxes paid	-

The accompanying notes are an integral part of these financial statements.
TABATHA IV, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 (unaudited)

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

During the three months ended December 31, 2005, Tabatha IV sold 100,000 shares of its common stock for $.10 per share and received cash proceeds of $1,000. For the six months ended December 31, 2005, the total number of shares sold at $.10 per share was 975,000, with total cash proceeds being $97,500.

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

For the month of December 2005, our average gross profit per worksite employee was $77 and our weekly average number of worksite employees was 165. We intend to increase our sales force during each quarter of calendar 2006, with the intention of increasing our total of worksite employees.

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
Transactions with Related and Other Certain Parties

For the six months ended December 31, 2005, we obtained loans from one of our directors, Scott B. Gann, in the amount of $28,037. Since our inception in February 2005, Mr. Gann has loaned us a total of $138,528. These loans are not evidenced by promissory notes. Rather, these loans were made on open account, bear interest at 6% per annum and are payable on demand. Mr. Gann has advised us that he does not intend to demand repayment of any amount loaned to us, until such time as any such repayment would not adversely affect our financial condition. Without the loans obtained from Mr. Gann, we would have been unable to continue in business.

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

Results of Operations

During the three months ended December 31, 2005, our temporary staffing services generated $560,044 (unaudited) in revenues. During this three-month period, our cost of services was $443,889 (unaudited), with a gross profit of $116,155 (unaudited). Our general and administrative expenses for the three months ended December 31, 2005, were $126,091 (unaudited) and our net loss was $28,811 (unaudited).

During the six months ended December 31, 2005, our temporary staffing services generated $878,211 (unaudited) in revenues. During this six-month period, our cost of services was $708,532 (unaudited), with a gross profit of $169,679 (unaudited). Our general and administrative expenses for the six months ended December 31, 2005, were $258,420 (unaudited) and our net loss was $128,048 (unaudited). Our revenues for the fiscal year ending June 30, 2006, will be significantly greater, on a monthly basis, than for the period ended June 30, 2005, due to the internal growth of our temporary staffing business. Likewise, our cost of services can be expected to increase proportionately. Our general and administrative expenses can be expected to increase, though not at the same rate as our cost of services. Currently, we break even on a monthly basis. However, we currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so.

Liquidity and Capital Resources

At December 31, 2005, we had a working capital deficit of $173,562 (unaudited). Since our inception, we have obtained funds from our largest shareholder, Scott B. Gann, to make up for cash shortfalls in our business. During the six months ended December 31, 2005, we obtained $28,037 from Mr. Gann. These loans are not evidenced by promissory notes. Rather, these loans were made on open account, bear interest at 6% per annum and are payable on demand. Mr. Gann has advised us that he does not intend to demand repayment of any amount loaned to us, until such time as any such repayment would not adversely affect our financial condition. Without the loans obtained from Mr. Gann, we would have been unable to continue in business.

During the six months ended December 31, 2005, we obtained a total of $97,500 from the sale of our common stock.
Cash Flows Used in Operating Activities.

During the six months ended December 31, 2005, our operating activities used $138,341 (unaudited) in cash. Because of the rapid growth of our business, we are unable to predict our use of cash in our operating activities for the year ending June 30, 2006.

Cash Flows Used in Investing Activities.

During the six months ended December 31, 2005, our investing activities used $951 (unaudited) in cash, all of which was for capital expenditures. Because of the rapid growth of our business, we are unable to predict our use of cash in our investing activities for the year ending June 30, 2006.

Cash Flows from Financing Activities.

During the six months ended December 31, 2005, our financing activities provided $121,315 (unaudited), including $97,500 (unaudited) from sales of common stock and $28,037 (unaudited) in net advances from our largest shareholder. Because of the rapid growth of our business, we are unable to predict whether our financing activities will provide cash for the year ending June 30, 2006.

Capital Expenditures

For the six months ended December 31, 2005, we made capital expenditures of $951 (unaudited). Due to our lack of excess capital, we are unable to predict the level of our capital expenditures for the year ending June 30, 2006.

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

As of December 31, 2005, an evaluation was performed by our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2. Changes in Securities.
During the three months ended December 31, 2005, we issued restricted securities, as follows:
1.	(a)	Securities Sold. In December 2005, 100,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Chris Clayton.
	(c)	Consideration. Such shares of common stock were issued for $10,000 in cash.
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
(b) Reports on Form 8-K
During the three months ended December 31, 2005, we did not file a Current Report on Form 8-K.
Since December 31, 2005, we have filed five Current Reports on Form 8-K, as follows:
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