Form 10QSB
period 2006-03-31
Humanity Capital Holding Corp
filed 2006-05-19
CIK 1111815

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission File No. 0-31765

Humanity Capital Holding Corp.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 5-15-06
Common Stock, no par value	75,812,500


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Humanity Capital Holding Corp.
Page
Consolidated Balance Sheet as of March 31, 2006 (unaudited), and June 30, 2005	3
Consolidated Statements of Operations For the Three Months Ended March 31, 2006, the Period from February 7, 2005 (inception), through March 31, 2005, the Nine Months Ended March 31, 2006, and the Period from February 7, 2005 (inception), through March 31, 2005 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006, and the Period from February 7, 2005 (inception), through March 31, 2005 (unaudited)	5
Notes to Financial Statements	7


HUMANITY CAPITAL HOLDING CORP.
CONSOLIDATED BALANCE SHEET
ASSETS
3/31/06 (unaudited)	6/30/05
CURRENT ASSETS
Cash and cash equivalents	$19,334	$35,790
Accounts receivable	128,263	8,403
Prepaid expenses and other current assets	9,606	8,630
Factor Reserve	42,780	4,231
Total current assets	199,983	57,054
Fixed assets, net of accumulated depreciation of $11,535 and $2,924	35,983	44,594
Other assets	6,743	7,494
Total assets	$242,709	$109,142
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	7,841	7,841
Accounts payable and accrued liabilities	268,720	83,859
Advances from shareholder	165,946	110,491
Total current liabilities	442,507	202,191
Long-term debt, less current maturities	22,310	27,738
Total liabilities	464,817	229,929
SHAREHOLDERS’ DEFICIT
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized, 75,812,500 and 74,837,500 shares issued and outstanding at March 31, 2006, and June 30, 2005, respectively	98,500	1,000
Accumulated deficit	(320,608)	(121,787)
Total shareholders’ deficit	(222,108)	(120,787)
Total liabilities and shareholders’ deficit	$242,709	$109,142
The accompanying notes are an integral part of these financial statements.


HUMANITY CAPITAL HOLDING CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2006, the Period from February 7, 2005 (inception),

through March 31, 2005, the Nine Months Ended March 31, 2006, and

the Period from February 7, 2005 (inception), through March 31, 2005

(unaudited)

Three Months Ended 3/31/06	Period from February 7, 2005 (inception), through 3/31/05	Nine Months Ended 3/31/06	Period from February 7, 2005 (inception), through 3/31/05
Staffing Revenues	$755,171	$39,375	$1,633,382	$39,375
Cost of Services	667,245	22,643	1,375,777	22,643
Gross Profit	87,926	16,732	257,605	16,732
General and Administrative	147,435	38,634	405,855	38,634
Operating Loss	(59,509)	(21,902)	(148,250)	(21,902)
Other Expenses
Interest income	-	-	1,076	-
Other income	-	-	287	-
Other expenses, net	(5,715)	(591)	(10,924)	(591)
Interest expense	(2,879)	(383)	(31,648)	(383)
Depreciation and amortization	(2,670)	-	(9,362)	-
Net Loss	$(70,773)	$(22,876)	$(198,821)	$(22,876)

Net loss per share
Basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)
Weighted average number of shares outstanding
Basic and diluted	75,812,500	7,334,222	75,550,371	7,227,847

The accompanying notes are an integral part of these financial statements.


HUMANITY CAPITAL HOLDING CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2006, and the Period from February 7, 2005 (inception), through March 31, 2005 (unaudited)
Nine Months Ended 3/31/06	Period from February 7, 2005 (inception), Through 3/31/05
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(198,821)	$(22,876)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization expense	9,362	383
Other non-cash items	-	1,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(976)	-
Increase in accounts receivable and factor reserve	(158,409)	(3,730)
Increase in accounts payable and accrued liabilities	184,861	29,866
Net cash provided by (used for) operating activities	(163,983)	4,643
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(31,887)
Net loss	-	(4,183)
Net cash used for investing activities	-	(36,070)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	97,500	-
Payments on note payable	(5,428)	-
Net advances from shareholder	55,455	50,000
Net cash provided by financing activities	147,527	50,000
Net change in cash and cash equivalents	(16,456)	18,573
Cash and cash equivalents at beginning of period	35,790	-
Cash and cash equivalents at end of period	$19,334	$18,573

Non-cash Items
Shareholder-paid legal fees in exchange for common stock	-	1,000
Interest paid	$31,648	$591
Taxes paid	-	-
The accompanying notes are an integral part of these financial statements.


HUMANITY CAPITAL HOLDING CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006 (unaudited)

NOTE A	Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Humanity Capital Holding Corp. (formerly Tabatha IV, Inc.) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2005.

NOTE B	Sales of Common Stock
During the nine months ended March 31, 2006, Humanity Capital Holding sold a total of 975,000 shares of its common stock for $.10 per share and received cash proceeds of $97,500.

NOTE C	Recent Developments

Humanity Capital Holding has recently signed separate letters of intent to acquire three private temporary staffing companies located in the Dallas/Fort Worth metro area. These acquisitions are to be made substantially for cash. Humanity Capital Holding does not possess the funds needed to consummate any of these proposed acquisitions and is actively pursuing sources of financing for these proposed acquisitions. There is no assurance that Humanity Capital Holding will be successful in this regard. Should Humanity Capital Holding be successful in consummating these transactions, its liquidity and operations will be materially enhanced.


Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS

This report by Humanity Capital Holding Corp. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "plan", "forecast" and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

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

Background
In May 2006, our corporate name changed from Tabatha IV, Inc. to “Humanity Capital Holding Corp.”

On May 13, 2005, there occurred a change in control of our company. On that date, we completed the acquisition of all of the outstanding capital stock of Humanity Capital, Inc. (“Humanity Texas”), a Texas corporation, pursuant to an agreement and plan of reorganization. We issued 67,500,000 shares, or approximately 90%, of our common stock to the sole shareholder of Humanity Texas, in exchange for the capital stock of Humanity Texas acquired by us. Following this change-in-control transaction, our then-directors resigned and our new board of directors was installed.

In determining the number of shares of our common stock issued to the shareholder of Humanity Texas, our board of directors did not employ any standard valuation formula or any other standard measure of value. Rather, the number shares issued to the shareholder of Humanity Texas was determined through arm’s-length negotiations.

For accounting purposes, the acquisition of Humanity Texas will be treated as a reverse acquisition and, therefore, will be treated as an acquisition of Tabatha IV, Inc. (now Humanity Capital Holding Corp.) and a recapitalization of Humanity Texas (now our subsidiary). Because of this accounting treatment, our statement of operations and statement of cash flows present comparative historical financial information for the period from the inception of Humanity Texas, February 7, 2005, through March 31, 2005. The historical financial information for this short period is utilized as comparative information against the financial information for the three and nine month periods ended March 31, 2006.

Change in Business

Prior to May 13, 2005, we had no active business operations. Currently, through our subsidiary, Humanity Texas, we provide temporary staffing services to the light industrial, hospitality and restaurant industries in the Dallas/Fort Worth, Texas, metro area. Humanity Texas has provided its temporary staffing services since its inception in February 2005.

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

For the month of March 2006, our average gross profit per worksite employee was $138 and our weekly average number of worksite employees was 207. We intend to increase our sales force during each quarter of calendar 2006, with the intention of increasing our total of worksite employees.

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
Transactions with Related and Other Certain Parties

For the nine months ended March 31, 2006, we obtained loans from one of our directors, Scott B. Gann, in the amount of $55,455. Since our inception in February 2005, Mr. Gann has loaned us a total of $165,946. These loans are not evidenced by promissory notes. Rather, these loans were made on open account, bear interest at 6% per annum and are payable on demand. Mr. Gann has advised us that he does not intend to demand repayment of any amount loaned to us, until such time as any such repayment would not adversely affect our financial condition. Without the loans obtained from Mr. Gann, we would have been unable to continue in business.

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

Results of Operations

During the three months ended March 31, 2006, our temporary staffing services generated $755,171 (unaudited) in revenues. During this three-month period, our cost of services was $667,245 (unaudited), with a gross profit of $87,926 (unaudited). Our general and administrative expenses for the three months ended March 31, 2006, were $147,435 (unaudited) and our net loss was $59,509 (unaudited). For the period from February 7, 2005 (inception), through March 31, 2005, we had revenues of $39,375 (unaudited), our cost of services was $22,643 (unaudited) and a gross profit of $16,732 (unaudited). For the same period, we had general and administrative expenses of $38,634 (unaudited) and a net loss of $21,902 (unaudited).

During the nine months ended March 31, 2006, our temporary staffing services generated $1,633,382 (unaudited) in revenues. During this nine-month period, our cost of services was $1,375,777 (unaudited), with a gross profit of $257,605 (unaudited). Our general and administrative expenses for the nine months ended March 31, 2006, were $405,855 (unaudited) and our net loss was $148,250 (unaudited). Our revenues for the fiscal year ending June 30, 2006, will be significantly greater, on a monthly basis, than for the period ended June 30, 2005, due to the internal growth of our temporary staffing business. Likewise, our cost of services can be expected to increase proportionately. Our general and administrative expenses can be expected to increase, though not at the same rate as our cost of services. Currently, we break even on a monthly basis. However, we currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so.

Liquidity and Capital Resources

At March 31, 2006, we had a working capital deficit of $242,524 (unaudited). Since our inception, we have obtained funds from our largest shareholder, Scott B. Gann, to make up for cash shortfalls in our business. During the nine months ended March 31, 2006, we obtained $55,455 from Mr. Gann. These loans are not evidenced by promissory notes. Rather, these loans were made on open account, bear interest at 6% per annum and are payable on demand. Mr. Gann has advised us that he does not intend to demand repayment of any amount loaned to us, until such time as any such repayment would not adversely affect our financial condition. Mr. Gann has further advised us that he intends to continue to make up for cash shortfalls in our business for the foreseeable future, in order for us to maintain a measure of liquidity. Without the loans obtained from Mr. Gann, we would have been unable to continue in business.

During the nine months ended March 31, 2006, we obtained a total of $97,500 from the sale of our common stock.

In order to consummate our proposed acquisitions, we are actively seeking additional funds. We intend to obtain the capital needed for these proposed acquisitions either through private placements, public offerings and/or financings. If we do not secure any such funding source, we will be unable to consummate these proposed acquisitions. Further, we cannot assure you that any such financing will be available or, if available, that any such financing will be on terms acceptable to us. In addition to not being able to consummate the proposed acquisitions, should we fail to obtain adequate funding, we may not be able to continue our operations or execute our business plan.

Cash Flows From Operating Activities.

During the nine months ended March 31, 2006, our operating activities used $163,983 (unaudited) in cash. During the period from February 7, 2005 (inception) through March 31, 2005, our operating activities provided $4,643 (unaudited). Because of the rapid growth of our business, we are unable to predict our use of cash in our operating activities for the year ending June 30, 2006.

Cash Flows From Investing Activities.

During the nine months ended March 31, 2006, we had no investing activities. During the period from February 7, 2005 (inception) through March 31, 2005, our investing activities used $36,070 (unaudited). Because of the rapid growth of our business, we are unable to predict our use of cash in our investing activities for the year ending June 30, 2006.

Cash Flows From Financing Activities.

During the nine months ended March 31, 2006, our financing activities provided $147,528 (unaudited), including $97,500 (unaudited) from sales of common stock and $55,455 (unaudited) in net advances from our largest shareholder. During the period from February 7, 2005 (inception) through March 31, 2005, our financing activities provided $50,000 (unaudited) in net advances from our largest shareholder. Because of the rapid growth of our business, we are unable to predict whether our financing activities will provide cash for the year ending June 30, 2006.

Capital Expenditures

For the nine months ended March 31, 2006, we made no capital expenditures. Due to our lack of excess capital, we are unable to predict the level of our capital expenditures for the year ending June 30, 2006.

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

As of March 31, 2006, an evaluation was performed by our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 16, 2006, our majority shareholder, by written consent in lieu of a meeting, approved an Articles of Amendment to our Articles of Incorporation, pursuant to which our corporate name would change to “Humanity Capital Holding Corp.” This name change was effected in May 2006.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350.
(b) Reports on Form 8-K
During the three months ended March 31, 2006, we filed four Current Reports on Form 8-K, as follows:
-	Date of event: May 13, 2005, wherein we reported a change-in-control transaction.
-	Date of event: September 17, 2005, wherein we reported a change in independent accountants.
-	Date of event: December 23, 2005, wherein we reported our terminating a material definitive agreement.
-	Date of event: January 16, 2006, wherein we reported the election of a new director.
Since March 31, 2006, we have filed one Current Report on Form 8-K, as follows:
-	Date of event: May 8, 2006, wherein we reported a change in our corporate name.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 18, 2006.	HUMANITY CAPITAL HOLDING CORP.

By:	/s/ CHARLIE DICKERSON
Charlie Dickerson
Chief Financial Officer [Principal Accounting Officer]